Form 10-Q
period 2010-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2010-11-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010

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

    Yes [  ]  No [X]

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$18,231,565	$48,806,858
Accounts receivable, affiliate	5,598,217	654,629

Total current assets	23,829,782	49,461,487

Oil and gas properties at cost, full-cost method	51,159,899	11,698,981
Less accumulated depreciation, depletion, amortization and impairment	(4,259,943)	(130,217)

	46,899,956	11,568,764

Total assets	$70,729,738	$61,030,251

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$9,261,918	$27,164

Total current liabilities	9,261,918	27,164

Asset retirement obligation	754,415	69,633

Partners’ capital
General partners	56,981,286	57,187,809
Limited partners	3,732,119	3,745,645

Total partners’ capital	60,713,405	60,933,454

Total liabilities and partners’ capital	$70,729,738	$61,030,251

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and

the nine months ended September 30, 2010

(Unaudited)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenues and other income:
Oil sales	$5,323,119	$9,333,786
Gas sales	2,247,043	4,557,076
Interest income	48	975

Total revenues and other income	7,570,210	13,891,837

Expenses:
Lease operating expense	312,998	603,455
Production taxes	480,700	866,396
Administrative and general expense	176,297	293,238
Depreciation, depletion, and amortization	2,216,662	4,129,726
Asset retirement obligation accretion	6,758	14,071

Total expenses	3,193,415	5,906,886

Net income	$4,376,795	$7,984,951

Allocation of net income
General partners	$4,107,748	$7,494,107

Limited partners	$269,047	$490,844

Basic and diluted net income per partner interest
(13,242 interests outstanding)	$330.52	$603.00

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(Unaudited)

Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income	$7,984,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	4,129,726
Asset retirement obligation accretion	14,071
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(4,943,588)
Accounts payable, affiliate	9,234,754

Net cash provided by operating activities	16,419,914

Cash flows from investing activities:
Purchase and development of oil and gas properties	(38,790,207)

Net cash used in investing activities	(38,790,207)

Cash flows from financing activities:
Cash distributions to partners	(8,205,000)

Net cash used in financing activities	(8,205,000)

Net decrease in cash and cash equivalents	(30,575,293)

Cash and cash equivalents, beginning of period	48,806,858

Cash and cash equivalents, end of period	$18,231,565

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$670,711

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2009	$57,187,809	$3,745,645	$60,933,454

Cash distributions	(7,700,630)	(504,370)	(8,205,000)

Net income	7,494,107	490,844	7,984,951

Balance at September 30, 2010	$56,981,286	$3,732,119	$60,713,405

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010, approximately $6 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$69,633	$-
Liabilities incurred	670,711	69,288
Accretion expense	14,071	345

Balance, end of period	$754,415	$69,633

5.	Related Party Transactions

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

(1)

Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 17.65% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 17.65% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 17.65%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 09-A, L.P. (“the Partnership”) was formed February 26, 2009. The offering of limited and general partnership interests began May 1, 2009 and concluded August 28, 2009, with total investor contributions of $66,210,000.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At September 30, 2010, the Registrant owned working interests in seventy-eight producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $14,567,864 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $8,205,000. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three month period ended September 30, 2010 totaled $7,570,210 and consisted of oil and gas sales of $7,570,162 and interest income of $48.

Production volumes for the three month period ended September 30, 2010 were approximately 74,192 bbls of oil and 433,101 mcf of gas at corresponding average realized prices of $71.75 per bbl of oil and $5.19 per mcf of gas.

Expenses for the three month period ended September 30, 2010 totaled $3,193,415, consisting of lease operating expenses in the amount of $312,998, production taxes of $480,700, depreciation, depletion, and amortization of $2,216,662, administrative and general expenses of $176,297 and asset retirement obligation accretion of $6,758. This resulted in net income for the three month period ended September 30, 2010 of $4,376,795.

Revenues and other income for the nine month period ended September 30, 2010 totaled $13,891,837, and consisted of oil and gas sales of $13,890,862 and interest income of $975.

Production volumes for the nine month period ended September 30, 2010 were approximately 128,029 bbls of oil and 862,109 mcf of gas at corresponding average realized prices of $72.90 per bbl of oil and $5.29 per mcf of gas.

Expenses for the nine month period ended September 30, 2010 totaled $5,906,886, consisting of lease operating expenses in the amount of $603,455, production taxes of $866,396, depreciation, depletion, and amortization of $4,129,726, administrative and general expenses of $293,238, and asset retirement obligation accretion of $14,071. This resulted in net income for the nine month period ended September 30, 2010 of $7,984,951.

The Partnership’s oil and gas production should increase during the remainder of 2010 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2010 as available cash is utilized for drilling and equipping of wells.

The Partnership’s operations did not commence until the third quarter of 2009. Therefore, no corresponding activities occurred during the period from January 1, 2009 through September 30, 2009.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $456,000 impact on revenue.

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
Date: November 15, 2010
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