Form 10-K
period 2010-12-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2011-03-31
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-53959

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Delaware	26-4280211
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

Limited Partner Interests

(Title of class)

General Partner Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No market currently exists for the limited and general partner interests of the Registrant. Based on original purchase price the aggregate market value of limited and general partner interests owned by non-affiliates of the Registrant is $66,210,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Form 10.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

PART I

ITEM 1.	Business

Mewbourne Energy Partners 09-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on February 26, 2009 (date of inception). Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant.

Limited and general partner interests in the Registrant were offered at $5,000 each to accredited investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, with a maximum offering amount of $73,000,000 (14,600 interests). On August 28, 2009, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $66,210,000 originally being sold to accredited investors of which $62,140,000 were sold to accredited investors as general partner interests and $4,070,000 were sold to accredited investors as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. The Program is governed by a Drilling Program Agreement between the Registrant, MD and Mewbourne Oil Company (“MOC”), the program manager and a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of MD. MD does not make any capital contributions directly to the Registrant; rather, MD makes its capital contributions directly to the Program. See the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2011, MOC employed 252 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 1A.	Risk Factors

Oil and natural gas prices are volatile. A decline in prices could adversely affect the Registrant’s financial position, financial results, and cash flows.

Revenues, operating results, and profitability depend primarily upon the prices received for oil and natural gas sales. Prices also affect the amount of cash flow available for distribution. In addition, cost ceiling write-downs may be necessary in the future if prices fall significantly.

Historically, the markets for oil and natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond the Registrant’s control, including:

•	worldwide and domestic supplies of oil and natural gas;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity and capacity of natural gas pipelines and other transportation facilities;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem.

The actual quantities and present value of proved reserves may prove to be lower than estimated.

This report contains estimates of proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, the Registrant may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond the Registrant’s control. The Registrant’s properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

Future price declines may result in a write-down of asset carrying values.

The Registrant utilizes the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using the oil and gas pricing guidelines established by the Securities and Exchange Commission. A significant decline in oil and natural gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

The Registrant’s ceiling test calculations indicated no impairment of oil and natural gas properties during the year ended December 31, 2010.

Oil and natural gas drilling and producing operations can be hazardous and may expose the Registrant to environmental liabilities.

Oil and natural gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. If any of these risks occurs, the Registrant could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and administrative, civil and criminal penalties; and

•	injunctions resulting in limitation or suspension of operations.

There is inherent risk of incurring significant environmental costs and liabilities in exploration and production operations due to generation, handling, and disposal of materials, including wastes and petroleum hydrocarbons. The Registrant may incur joint and several, strict liability under applicable U.S. federal and state environmental laws in connection with releases of petroleum hydrocarbons and wastes on, under or from leased or owned properties, some of which have been used for oil and natural gas exploration and production activities for a number of years, often by third parties not under the Registrant’s control. While the Registrant maintains insurance against some, but not all, of the risks described above, the Registrant’s insurance may not be adequate to cover casualty losses or liabilities. Also, in the future the Registrant may not be able to obtain insurance at premium levels that justify its purchase.

In addition, in response to studies suggesting that emissions of certain gases may be contributing to warming of the earth’s atmosphere, many states are beginning to consider initiatives to track and record these gases, generally referred to as “greenhouse gases,” with several states having already adopted regulatory initiatives aimed at reducing emissions of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are included among the types of gases targeted by greenhouse gas initiatives and laws. This movement is in its infancy but regulatory initiatives or legislation placing restrictions on emissions of methane or carbon dioxide that may be imposed in various states of the United States could adversely affect operations of oil and gas wells and the demand for oil and gas products.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Property Interests

The Registrant’s properties consist primarily of interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2010, the Registrant owned working interests in 101 producing wells. The Registrant participated in the drilling of wells for the year ending December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009 as shown in the following table:

	2010		2009
	Gross	Net	Gross	Net
Development Wells
Oil and natural gas wells	94	17.645	7	1.395
Non-productive wells	3	0.908	1	0.314

Third Party Review of Reserves Estimate

The reserves estimate shown herein has been independently evaluated by Forrest A. Garb & Associates, Inc. Their reserves estimate is filed with this report as Exhibit 99.1. The qualifications of William Donald Harris III, P.E., the technical person primarily responsible for overseeing his firm’s preparation of the Partnership’s reserve estimates are set forth below.

•	Over 25 years of practical experience in petroleum engineering

•	Registered professional engineer in the state of Texas

•	Bachelor of Science Degree in Petroleum Engineering

•	Master of Business Administration

Internal Controls Over Reserves Estimate

MD, the Registrant’s managing general partner, maintains internal controls such as the following to ensure the reliability of reserves estimation:

•	No employee’s compensation is tied to the amount of reserves booked.

•	Comprehensive SEC-compliant internal policies are followed to determine and report proved reserves.

•	Reserves estimate is made by experienced reservoir engineers or under their direct supervision.

•	The reservoir engineers review all the Partnership’s reported proved reserves at the close of each quarter.

ITEM 3.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

ITEM 4.	Reserved for Future Use

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 31, 2011, the Registrant had 13,242 outstanding limited and general partnership interests held of record by 1,754 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the year ended December 31, 2010 were $13,680,000. No distributions were made to limited and general partners the period from February 26, 2009 (date of inception) through December 31, 2009.

ITEM 6.	Selected Financial Data

Not required under Regulation S-K, Item 301 for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant was organized as a Delaware limited partnership on February 26, 2009. The offering of limited and general partnership interests began May 1, 2009 as a part of an offering registered under the name Mewbourne Energy Partners 09 Drilling Program. The offering of limited and general partner interests in the Registrant concluded August 28, 2009, with total investor partner contributions of $66,210,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

Year ended December 31, 2010 compared to the period from February 26, 2009 (date of inception) through December 31, 2009:

	2010	2009
Oil sales	$15,615,351	$345,134
Barrels produced	204,668	4,806
Average price/bbl	$76.30	$71.81

Gas sales	$8,011,080	$173,899
Mcf produced	1,454,709	29,284
Average price/mcf	$5.51	$5.94

Oil and gas revenues. As shown in the table above, total oil and gas sales rose by $23,107,398, a 4,452.0% increase, for the year ended December 31, 2010 as compared to the period from February 26, 2009 (date of inception) through December 31, 2009.

Of this increase, $15,248,672 and $7,849,813 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 199,862 bbls and 1,425,425 mcf for the year ended December 31, 2010 as compared to the period from February 26, 2009 (date of inception) through December 31, 2009 due to the greater number of wells in operation in 2010. Also included in this increase was $21,545 from an increase in the average price of oil sold to $76.30 per bbl for the year ended December 31, 2010 from $71.81 per bbl for the period from February 26, 2009 (date of inception) through December 31, 2009.

These increases were slightly offset by a $12,632 decline in revenue from a decrease in the average price of gas sold to $5.51 per mcf for the year ended December 31, 2010 from $5.94 for the period from February 26, 2009 (date of inception) through December 31, 2009.

Interest income. Interest income decreased to $975 for the year ended December 31, 2010 from $2,521 for the period from February 26, 2009 (date of inception) through December 31, 2009 as cash was utilized for drilling and completion costs.

Lease operations. Lease operating expense for the year ended December 31, 2010 increased to $1,042,666 from $7,673 for the period from February 26, 2009 (date of inception) through December 31, 2009 due to the greater number of wells being in operation in 2010.

Production taxes. Production taxes during the year ended December 31, 2010 increased to $1,479,796 from $30,716 for the period from February 26, 2009 (date of inception) through December 31, 2009 due to increased revenue.

Administrative and general expenses. Administrative and general expenses increased to $417,173 for the year ended December 31, 2010 from $1,299 for the period from February 26, 2009 (date of inception) through December 31, 2009 due to increased administrative expenses allocable to the Partnership and higher legal and reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization rose to $6,890,063 for the year ended December 31, 2010 from $130,217 for the period from February 26, 2009 (date of inception) through December 31, 2009 due to a greater number of wells in operation resulting in an increase in production.

Liquidity and Capital Resources

Cash decreased by $46,073,095 during the year ended December 31, 2010. Cash was utilized primarily for drilling and completion costs and cash distributions to partners. Capital requirements in the future are expected to be paid with remaining cash on hand. Management believes that funds are sufficient to complete the wells for which funds have been committed and expects these wells to be drilled in 2011. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements. Additionally, the Registrant has no contractual obligations but has a financial obligation to plug and abandon non-producing properties as discussed below.

Full Cost Method of Accounting

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared by using the oil and gas pricing guidelines established by the Securities and Exchange Commission, projected development and production costs and a 10 percent annual discount rate.

Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2010 and the period beginning February 26, 2009 (date of inception) through December 31, 2009 is as follows:

	2010	2009
Balance, beginning of period	$69,633	$—
Liabilities incurred	848,289	69,288
Accretion expense	21,899	345

Balance, end of period	$939,821	$69,633

Organization and Related Party Transactions

The Partnership was organized on February 26, 2009 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Reimbursement to MOC for operator charges totaled $2,721,274 for the year ended December 31, 2010 and $188,152 for the period beginning February 26, 2009 (date of inception) through December 31, 2009. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership pays to MD a management fee in the amount equal to 0.75% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Under this arrangement, management fees of $496,575 were allocated to the Partnership for the year ended December 31, 2010. No management fees were allocated to the Partnership for the period beginning February 26, 2009 (date of inception) through December 31, 2009. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $409,068 and $363 were allocated to the Partnership during the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	75%	25%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 15%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K, Item 305 for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, MD’s management conducted an evaluation, under the supervision and with the participation of MD’s principal executive officer and principal financial officer, of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, MD’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Registrant’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Registrant to disclose material information otherwise required to be set forth in the Registrant’s periodic reports.

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in Internal Control — Integrated Framework, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2010 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Name	Age as of December 31, 2010	Position
Curtis W. Mewbourne	75	Chief Executive Officer

J. Roe Buckley	48	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	50	President and Chief Operating Officer

Alan Clark	58	Treasurer and Controller

Michael F. Shepard	64	Secretary and General Counsel

Dorothy M. Cuenod	50	Assistant Secretary and Director

Ruth M. Buckley	49	Assistant Secretary and Director

Julie M. Greene	47	Assistant Secretary and Director

Curtis W. Mewbourne, age 75, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 45 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 48, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 50, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 58, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 64, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 50, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 49, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 47, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

The organizational structure of the Partnership does not provide for an audit committee and therefore the Partnership does not have an audit committee or financial expert serving in such capacity.

ITEM 11.	Executive Compensation

The Registrant does not have any officers or directors. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
None	None	N/A	N/A

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right to manage and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13.	Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the year ended December 31, 2010 and the period beginning February 26, 2009 (date of inception) through December 31, 2009:

	2010	2009
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$3,626,917	$188,515

The Registrant participates in oil and gas activities through a drilling Program created by the Program. Pursuant to the Program, MD pays approximately 15% of the Program’s capital expenditures and approximately 25% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 25% of the Program’s revenues.

ITEM 14.	Principal Accountant Fees and Services

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for 2010 and 2009 are set forth below:

	2010	2009
Audit Fees	$39,329	$26,000

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

		The following are filed as part of this annual report:

		Report of Independent Registered Accounting Firm	19

		Balance sheets as of December 31, 2010 and 2009	20

		Statements of operations for the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009	21

		Statements of changes in partners’ capital for the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009	22

		Statements of cash flows for the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009	23

		Notes to financial statements	24

	2.	Financial statement schedules

		Not required for smaller reporting companies

	3.	Exhibits

		The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

		None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Curtis W. Mewbourne
Curtis W. Mewbourne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Curtis W. Mewbourne	Chief Executive Officer	March 31, 2011
Curtis W. Mewbourne

/s/ J. Roe Buckley	Chairman of the Board	March 31, 2011
J. Roe Buckley	Chief Financial Officer

/s/ Kenneth S. Waits	President	March 31, 2011
Kenneth S. Waits	Chief Operating Officer

/s/ Alan Clark	Treasurer and Controller	March 31, 2011
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2011
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2011
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2011
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

As of and for the year ended December 31, 2010 and the period from

February 26, 2009 (date of inception) through December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 09-A L.P. and to the Board of Directors of Mewbourne Development Corporation Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 09-A L.P. (Partnership) as of December 31, 2010 and 2009 and the related statements of operations, change in partners’ capital and cash flows for the year ended December 31, 2010 and for the period beginning February 26, 2009 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period beginning February 26, 2009 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 31, 2011

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and cash equivalents	$2,733,763	$48,806,858
Accounts receivable, affiliate	7,114,340	654,629

Total current assets	9,848,103	49,461,487

Oil and gas properties at cost, full-cost method	60,441,130	11,698,981
Less accumulated depreciation, depletion, amortization and impairment	(7,020,280)	(130,217)

	53,420,850	11,568,764

Total assets	$63,268,953	$61,030,251

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,299,869	$27,164

Total current liabilities	1,299,869	27,164

Asset retirement obligation	939,821	69,633

Partners’ capital
General partners	57,277,728	57,187,809
Limited partners	3,751,535	3,745,645

Total partners’ capital	61,029,263	60,933,454

Total liabilities and partners’ capital	$63,268,953	$61,030,251

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF OPERATIONS

For the year ended December 31, 2010 and the period from

February 26, 2009 (date of inception) through December 31, 2009

	2010	2009
Revenues and other income:
Oil sales	$15,615,351	$345,134
Gas sales	8,011,080	173,899
Interest income	975	2,521

Total revenues and other income	23,627,406	521,554

Expenses:
Lease operating expense	1,042,666	7,673
Production taxes	1,479,796	30,716
Administrative and general expense	417,173	1,299
Depreciation, depletion, and amortization	6,890,063	130,217
Asset retirement obligation accretion	21,899	345

Total expenses	9,851,597	170,250

Net income	$13,775,809	$351,304

Allocation of net income:
General partners	$12,928,995	$329,709

Limited partners	$846,814	$21,595

Basic and diluted net income per partner interest (13,242 interests outstanding)	$1,040.31	$26.53

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the year ended December 31, 2010 and the period from

February 26, 2009 (date of inception) through December 31, 2009

	General Partners	Limited Partners	Total
Balance at February 26, 2009 (date of inception)	$—	$—	$—

Capital contributions, net of sales commissions and marketing costs, of $5,788,925 and $416,075 from general and limited partners, respectively	56,858,100	3,724,050	60,582,150

Net income	329,709	21,595	351,304

Balance at December 31, 2009	57,187,809	3,745,645	60,933,454

Cash distributions	(12,839,076)	(840,924)	(13,680,000)
Net income	12,928,995	846,814	13,775,809

Balance at December 31, 2010	$57,277,728	$3,751,535	$61,029,263

Distribution amount per partnership unit for the year ended December 31, 2010			$1,033.08

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2010 and the period from

February 26, 2009 (date of inception) through December 31, 2009

	2010	2009
Cash flows from operating activities:
Net income	$13,775,809	$351,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,890,063	130,217
Asset retirement obligation accretion	21,899	345
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(6,459,711)	(654,629)
Accounts payable, affiliate	1,272,705	27,164

Net cash provided by (used in) operating activities	15,500,765	(145,599)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(47,893,860)	(11,629,693)

Net cash used in investing activities	(47,893,860)	(11,629,693)

Cash flows from financing activities:
Capital contributions from partners, net of sales commissions and marketing costs totaling $5,627,850	—	60,582,150
Cash distributions to partners	(13,680,000)	—

Net cash provided by (used in) financing activities	(13,680,000)	60,582,150

Net increase (decrease) in cash and cash equivalents	(46,073,095)	48,806,858
Cash and cash equivalents, beginning of period	48,806,858	—

Cash and cash equivalents, end of period	$2,733,763	$48,806,858

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$848,289	$69,288

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 09-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Mewbourne Energy Partners 09-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 26, 2009. The offering of limited and general partner interests began May 1, 2009 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 28, 2009, with total investor contributions of $66,210,000 originally being sold to accredited investors of which $62,140,000 were sold to accredited investors as general partner interests and $4,070,000 were sold to accredited investors as limited partner interests. The managing general partner has no significant equity interest in the Partnership.

The Program’s sole business is the development and production of oil and gas. A substantial portion of the Program’s gas production is being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

2. Summary of Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2010 approximately $0.4 million of capitalized costs were excluded from amortization, while at December 31, 2009 approximately $8.4 million of capitalized costs were excluded. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the year ended December 31, 2010 or for the period beginning February 26, 2009 (date of inception) through December 31, 2009.

Cash

The Partnership maintains all its cash in one financial institution. At various times throughout the year, the cash amount may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) has issued guidance on determining the estimated fair value for financial instruments. This disclosure states that the fair value of financial instruments is determined at discrete points in time based on relevant market information. Such estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009 is as follows:

	2010	2009
Balance, beginning of period	$69,633	$—
Liabilities incurred	848,289	69,288
Accretion expense	21,899	345

Balance, end of period	$939,821	$69,633

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2010 and 2009, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2010 or 2009. The Partnership cannot ensure that such losses will not be realized in the future.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $48,503,175 and $11,101,794 at December 31, 2010 and 2009, respectively.

3. Organization and Related Party Transactions:

The Partnership was organized on February 26, 2009 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Reimbursement to MOC for operator charges totaled $2,721,274 for the year ended December 31, 2010 and $188,152 for the period beginning February 26, 2009 (date of inception) through December 31, 2009. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership pays to MD a management fee in the amount equal to .75% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Under this arrangement, management fees of $496,575 were allocated to the Partnership for the year ended December 31, 2010. No management fees were allocated to the Partnership for the period beginning February 26, 2009 (date of inception) through December 31, 2009. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $409,068 and $363 were allocated to the Partnership during the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	75%	25%

(2)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 15%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009 were:

	2010	2009
Development	$47,893,860	$11,629,693

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009 were as follows:

	2010	2009
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$59,117,483	$3,265,700
Incomplete construction - Unproved properties	406,070	8,363,993
Asset retirement obligation	917,577	69,288

Total capitalized cost	60,441,130	11,698,981
Accumulated depreciation, depletion,amortization and impairment	(7,020,280)	(130,217)

Net capitalized costs	$53,420,850	$11,568,764

Estimated Net Quantities of Proved Oil and Gas Reserves:

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants, Forrest A. Garb & Associates Inc., in accordance with guidelines established by the Securities and Exchange Commission and the FASB’s accounting standard. The Partnership considers reserve estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2010. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the year ended December 31, 2010 and the period from February 26, 2009 (date of inception) through December 31, 2009.

	Crude Oil and Condensate (MBbl)	Natural Gas (MMcf)
Proved Reserves:
Balance at February 26, 2009 (date of inception)	—	—

Extensions, discoveries and other additions	52	1,144
Production	(5)	(29)

Balance at December 31, 2009 (1)	47	1,115

Revisions to previous estimates	202	1,328
Extensions, discoveries and other additions	1,094	12,126
Production	(205)	(1,455)

Balance at December 31, 2010 (1)	1,138	13,114

(1)	All of these reserves are categorized as proved developed.

Technologies Used in Reserves Estimation

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil technologies that an entity can use to establish reserves. The SEC now allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To achieve reasonable certainty, our technical team employs technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves may include, but are not limited to, empirical evidence through drilling results and well performance, well logs, geologic maps and available downhole and production data, seismic data, well test data and reservoir simulation modeling.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 2 to Form 10 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Form 10 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Forrest A. Garb & Associates, Inc.