Form 10-Q
period 2011-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2011-05-16
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011

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

    Yes [  ]  No [X]

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$2,944,093	$2,733,763
Accounts receivable, affiliate	5,112,783	7,114,340

Total current assets	8,056,876	9,848,103

Oil and gas properties at cost, full-cost method	61,299,601	60,441,130
Less accumulated depreciation, depletion and amortization	(9,195,354)	(7,020,280)

	52,104,247	53,420,850

Total assets	$60,161,123	$63,268,953

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$1,030,976	$1,299,869

Total current liabilities	1,030,976	1,299,869

Asset retirement obligation	974,343	939,821

Partners’ capital
General partners	54,580,904	57,277,728
Limited partners	3,574,900	3,751,535

Total partners’ capital	58,155,804	61,029,263

Total liabilities and partners’ capital	$60,161,123	$63,268,953

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil sales	$5,569,349	$1,371,194
Gas sales	2,865,700	733,877
Interest income	833	572

Total revenues and other income	8,435,882	2,105,643

Expenses:
Lease operating expense	460,018	107,594
Production taxes	508,973	131,254
Administrative and general expense	395,058	26,121
Depreciation, depletion, and amortization	2,175,074	538,720
Asset retirement obligation accretion	10,217	2,390

Total expenses	3,549,340	806,079

Net income	$4,886,542	$1,299,564

Allocation of net income
General partners	$4,586,161	$1,219,678

Limited partners	$300,381	$79,886

Basic and diluted net income per partner interest
(13,242 interests outstanding)	$369.02	$98.14

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,886,542	$1,299,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,175,074	538,720
Asset retirement obligation accretion	10,217	2,390
Changes in operating assets and liabilities:
Accounts receivable, affiliate	2,001,557	(928,702)
Accounts payable, affiliate	(268,893)	3,956,159

Net cash provided by operating activities	8,804,497	4,868,131

Cash flows from investing activities:
Purchase and development of oil and gas properties	(834,166)	(5,580,789)

Net cash used in investing activities	(834,166)	(5,580,789)

Cash flows from financing activities:
Cash distributions to partners	(7,760,001)	(1,355,000)

Net cash used in financing activities	(7,760,001)	(1,355,000)

Net increase (decrease) in cash	210,330	(2,067,658)

Cash, beginning of period	2,733,763	48,806,858

Cash, end of period	$2,944,093	$46,739,200

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$24,305	$182,249

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2010	$57,277,728	$3,751,535	$61,029,263

Cash distributions	(7,282,985)	(477,016)	(7,760,001)

Net income	4,586,161	300,381	4,886,542

Balance at March 31, 2011	$54,580,904	$3,574,900	$58,155,804

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2011 all capitalized costs were subject to amortization, while at March 31, 2010, approximately $4.5 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2011.

4.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests or well plugging and abandonment costs, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$939,821	$69,633
Liabilities incurred	24,305	848,289
Accretion expense	10,217	21,899

Balance, end of period	$974,343	$939,821

5.	Related Party Transactions

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

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the Partnership. The Partnership will include the management fee as part of the full cost pool pursuant to 4-10(c)(2) of Regulation S-X.

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At March 31, 2011, the Registrant owned working interests in 104 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $7,025,900 at March 31, 2011.

During the three months ended March 31, 2011, the Partnership made cash distributions to the investor partners in the amount of $7,760,001 as compared to $1,355,000 for the three months ended March 31, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Oil sales	$5,569,349	$1,371,194
Barrels produced	62,039	18,141
Average price/bbl	$89.77	$75.59
Gas sales	$2,865,700	$733,877
Mcf produced	461,194	109,966
Average price/mcf	$6.21	$6.67

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $6,329,978, a 300.7% increase, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Of this increase, $3,940,800 and $2,182,409 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 43,898 bbls and 351,228 mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the additional number of wells in operation during the three month period ended March 31, 2011.

Also included in the increase was $257,355 due to an increase in the average price of oil sold. The average price rose to $89.77 from $75.59 per for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Those increases were partially offset by a decrease in revenue of $50,586 due to a decrease in the average price of gas sold to $6.21 from $6.67 per mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Lease operations. Lease operating expense during the three month period ended March 31, 2011 increased to $460,018 from $107,594 due to the additional number of wells in operation during the three month period ended March 31, 2011 as compared to the three months ended March 31, 2010.

Production taxes. Production taxes during the three month period ended March 31, 2011 increased to $508,973 from $131,254 for the three month period ended March 31, 2010 due to higher oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2011 increased to $395,058 from $26,121 for the three month period ended March 31, 2010 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the three months ended March 31, 2011.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2011 increased to $2,175,074 from $538,720 for the three month period ended March 31, 2010. The increase was primarily due to the additional number of producing wells.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2011, a 10% change in the price received for natural gas production would have had an approximate $287,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended March 31, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
Date: May 16, 2011
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