Form 10-Q
period 2011-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2011-08-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to

Commission File No. 000-53959

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Delaware	26-4280211
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code	)

Registrant’s Telephone Number, including area code:	(903) 561-2900

Not Applicable _
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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes [   ]   No [X]

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,246,876	$2,733,763
Accounts receivable, affiliate	5,214,001	7,114,340
Prepaid state taxes	2,085	—

Total current assets	6,462,962	9,848,103

Oil and gas properties at cost, full-cost method Producing assets—proved properties	62,610,900	60,035,060
Unproved properties (excluded from amortization)	—	406,070

Total capitalized cost	62,610,900	60,441,130
Less accumulated depreciation, depletion and amortization	(11,108,504)	(7,020,280)

Net capitalized cost	51,502,396	53,420,850

Total assets	$57,965,358	$63,268,953

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$593,232	$1,299,869

Total current liabilities	593,232	1,299,869

Asset retirement obligation	988,200	939,821

Partners’ capital
General partners	52,917,945	57,277,728
Limited partners	3,465,981	3,751,535

Total partners’ capital	56,383,926	61,029,263

Total liabilities and partners’ capital	$57,965,358	$63,268,953

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2011 and 2010 and

the six months ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$5,130,560	$2,639,473	$10,699,909	$4,010,667
Gas sales	2,797,366	1,576,156	5,663,066	2,310,033
Interest income	347	355	1,180	927

Total revenues and other income	7,928,273	4,215,984	16,364,155	6,321,627

Expenses:
Lease operating expense	345,567	182,863	805,585	290,457
Production taxes	415,461	254,442	924,434	385,696
Administrative and general expense	241,074	90,820	636,132	116,941
Depreciation, depletion, and amortization	1,913,150	1,374,344	4,088,224	1,913,064
Asset retirement obligation accretion	9,900	4,923	20,117	7,313

Total expenses	2,925,152	1,907,392	6,474,492	2,713,471

Net income	$5,003,121	$2,308,592	$9,889,663	$3,608,156

Allocation of net income
General partners	$4,695,574	$2,166,681	$9,281,735	$3,386,359

Limited partners	$307,547	$141,911	$607,928	$221,797

Basic and diluted net income per partner interest
(13,242 interests outstanding)	$377.82	$174.34	$746.84	$272.48

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,889,663	$3,608,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	4,088,224	1,913,064
Asset retirement obligation accretion	20,117	7,313
Changes in operating assets and liabilities:
Accounts receivable, affiliate	1,900,339	(2,396,131)
Prepaid state taxes	(2,085)	—
Accounts payable, affiliate	(706,637)	10,019,798

Net cash provided by operating activities	15,189,621	13,152,200

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,141,508)	(22,065,571)

Net cash used in investing activities	(2,141,508)	(22,065,571)

Cash flows from financing activities:
Cash distributions to partners	(14,535,000)	(3,930,000)

Net cash used in financing activities	(14,535,000)	(3,930,000)

Net decrease in cash	(1,486,887)	(12,843,371)

Cash, beginning of period	2,733,763	48,806,858

Cash, end of period	$1,246,876	$35,963,487

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$28,262	$451,026

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2010	$57,277,728	$3,751,535	$61,029,263

Cash distributions	(13,641,518)	(893,482)	(14,535,000)

Net income	9,281,735	607,928	9,889,663

Balance at June 30, 2011	$52,917,945	$3,465,981	$56,383,926

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2011 all capitalized costs were subject to amortization, while at June 30, 2010, approximately $6.2 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three or six months ended June 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of period	$939,821	$69,633
Liabilities incurred	28,262	848,289
Accretion expense	20,117	21,899

Balance, end of period	$988,200	$939,821

5. Related	Party Transactions

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At June 30, 2011, the Registrant owned working interests in 104 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $5,869,730 at June 30, 2011.

During the six months ended June 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $14,535,000 as compared to $3,930,000 for the six months ended June 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010

Oil sales	$5,130,560	$2,639,473
Barrels produced	52,511	35,696
Average price/bbl	$97.70	$73.94
Gas sales	$2,797,366	$1,576,156
Mcf produced	413,389	319,042
Average price/mcf	$6.77	$4.94

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $3,712,297, an 88.1% increase, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Of this increase, $1,642,901 and $638,438 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 16,815 bbls and 94,347 mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to the additional number of wells in operation during the three month period ended June 30, 2011.

Also included in the increase were $848,186 and $582,772 due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $97.70 from $73.94 per bbl and to $6.77 from $4.94 mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Lease operations. Lease operating expense during the three month period ended June 30, 2011 increased to $345,567 from $182,863 for the three months ended June 30, 2010 due to the additional number of wells in operation during the three month period ended June 30, 2011 as compared to the three months ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2011 increased to $415,461 from $254,442 for the three month period ended June 30, 2010 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2011 increased to $241,074 from $90,820 for the three month period ended June 30, 2010 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the three months ended June 30, 2011.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2011 increased to $1,913,150 from $1,374,344 for the three month period ended June 30, 2010. The increase was primarily due to the additional number of producing wells.

Results of Operations

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010
Oil sales	$10,699,909	$4,010,667
Barrels produced	114,550	53,837
Average price/bbl	$93.41	$74.50
Gas sales	$5,663,066	$2,310,033
Mcf produced	874,583	429,008
Average price/mcf	$6.48	$5.38

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $10,042,275, a 158.9% increase, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Of this increase, $5,671,092 and $2,885,170 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 60,713 bbls and 445,575 mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the additional number of wells in operation during the six month period ended June 30, 2011.

Also included in the increase were $1,018,150 and $467,863 due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $93.41 from $74.50 per bbl and to $6.48 from $5.38 per mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Lease operations. Lease operating expense during the six month period ended June 30, 2011 increased to $805,585 from $290,457 for the six months ended June 30, 2010 due to the additional number of wells in operation during the six month period ended June 30, 2011 as compared to the six months ended June 30, 2010.

Production taxes. Production taxes during the six month period ended June 30, 2011 increased to $924,434 from $385,696 for the six month period ended June 30, 2010 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2011 increased to $636,132 from $116,941 for the six month period ended June 30, 2010 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the six months ended June 30, 2011.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2011 increased to $4,088,224 from $1,913,064 for the six month period ended June 30, 2010. The increase was primarily due to the additional number of producing wells.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2011, a 10% change in the price received for natural gas production would have had an approximate $566,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended June 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.   Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: August 15, 2011
	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.