Form 10-Q
period 2011-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2011-11-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-53959

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Delaware	26-4280211
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

		Page No.

Part 1 - Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2011 and 2010	5

	Condensed Statement of Changes In Partners' Capital (Unaudited) - For the nine months ended September 30, 2011	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Disclosure Controls and Procedures	12

Part II - Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$70,550	$2,733,763
Accounts receivable, affiliate	3,925,357	7,114,340
Prepaid state taxes	40,180	—

Total current assets	4,036,087	9,848,103

Oil and gas properties at cost, full-cost method
Producing assets - proved properties	62,948,070	60,035,060
Unproved properties (excluded from amortization)	—	406,070

Total capitalized cost	62,948,070	60,441,130
Less accumulated depreciation, depletion and amortization	(12,719,112)	(7,020,280)

Net oil and gas properties at cost, full-cost method	50,228,958	53,420,850

Total assets	$54,265,045	$63,268,953

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$442,813	$1,299,869

Total current liabilities	442,813	1,299,869

Asset retirement obligation	995,672	939,821

Partners’ capital
General partners	49,579,254	57,277,728
Limited partners	3,247,306	3,751,535

Total partners’ capital	52,826,560	61,029,263

Total liabilities and partners’ capital	$54,265,045	$63,268,953

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and 2010 and

the nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$3,899,417	$5,323,119	$14,599,326	$9,333,786
Gas sales	2,075,449	2,247,043	7,738,515	4,557,076
Interest income	332	48	1,512	975

Total revenues and other income	5,975,198	7,570,210	22,339,353	13,891,837

Expenses:
Lease operating expense	493,829	312,998	1,299,414	603,455
Production taxes	341,348	480,700	1,265,782	866,396
Administrative and general expense	51,967	176,297	688,099	293,238
Depreciation, depletion, and amortization	1,610,608	2,216,662	5,698,832	4,129,726
Asset retirement obligation accretion	9,812	6,758	29,929	14,071

Total expenses	2,507,564	3,193,415	8,982,056	5,906,886

Net income	$3,467,634	$4,376,795	$13,357,297	$7,984,951

Allocation of net income
General partners	$3,254,475	$4,107,748	$12,536,210	$7,494,107

Limited partners	$213,159	$269,047	$821,087	$490,844

Basic and diluted net income per partner interest (13,242 interests outstanding)	$261.87	$330.52	$1,008.71	$603.00

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$13,357,297	$7,984,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	5,698,832	4,129,726
Asset retirement obligation accretion	29,929	14,071
Changes in operating assets and liabilities:
Accounts receivable, affiliate	3,188,983	(4,943,588)
Prepaid state taxes	(40,180)	—
Accounts payable, affiliate	(857,056)	9,234,754

Net cash provided by operating activities	21,377,805	16,419,914

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,481,018)	(38,790,207)

Net cash used in investing activities	(2,481,018)	(38,790,207)

Cash flows from financing activities:
Cash distributions to partners	(21,560,000)	(8,205,000)

Net cash used in financing activities	(21,560,000)	(8,205,000)

Net decrease in cash and cash equivalents	(2,663,213)	(30,575,293)
Cash and cash equivalents, beginning of period	2,733,763	48,806,858

Cash and cash equivalents, end of period	$70,550	$18,231,565

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$25,922	$670,711

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2010	$57,277,728	$3,751,535	$61,029,263
Cash distributions	(20,234,684)	(1,325,316)	(21,560,000)
Net income	12,536,210	821,087	13,357,297

Balance at September 30, 2011	$49,579,254	$3,247,306	$52,826,560

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 all capitalized costs were subject to amortization, while at September 30, 2010, approximately $6 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$939,821	$69,633
Liabilities incurred	28,262	848,289
Liabilities reduced due to revisions	(2,340)	—
Accretion expense	29,929	21,899

Balance, end of period	$995,672	$939,821

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At September 30, 2011, the Registrant owned working interests in 104 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $3,593,274 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $21,560,000 as compared to $8,205,000 for the nine months ended September 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil sales	$3,899,417	$5,323,119
Barrels produced	47,088	74,192
Average price/bbl	$82.81	$71.75
Gas sales	$2,075,449	$2,247,043
Mcf produced	338,195	433,101
Average price/mcf	$6.14	$5.19

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,595,296, a 21.1 % decline, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Of this decline, $2,244,517 and $582,423 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 27,104 barrels (bbls) and 94,906 thousand cubic feet (mcf) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

These declines were partially offset by $820,815 and $410,829 due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $82.81 from $71.75 per bbl and to $6.14 from $5.19 per mcf for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Lease operations. Lease operating expense during the three month period ended September 30, 2011 increased to $493,829 from $312,998 for the three months ended September 30, 2010 due to more well repairs and workovers during the three month period ended September 30, 2011 as compared to the three months ended September 30, 2010.

Production taxes. Production taxes during the three month period ended September 30, 2011 decreased to $341,348 from $480,700 for the three month period ended September 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2011 decreased to $51,967 from $176,297 for the three month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2011 decreased to $1,601,608 from $2,216,662 for the three month period ended September 30, 2010 due to the decreased production volumes for the three month period ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
Oil sales	$14,599,326	$9,333,786
Barrels produced	161,638	128,029
Average price/bbl	$90.32	$72.90
Gas sales	$7,738,515	$4,557,076
Mcf produced	1,212,778	862,109
Average price/mcf	$6.38	$5.29

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $8,446,979, a 60.8% increase, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Of this increase, $3,035,603 and $2,237,555 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 33,609 bbls and 350,669 mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to the additional number of wells in operation during the nine month period ended September 30, 2011.

Also included in the increase were $2,229,937 and $943,884 due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $90.32 from $72.90 per bbl and to $6.38 from $5.29 per mcf for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Lease operations. Lease operating expense during the nine month period ended September 30, 2011 increased to $1,299,414 from $603,455 for the nine months ended September 30, 2010 due to the additional number of wells in operation during the nine month period ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Production taxes. Production taxes during the nine month period ended September 30, 2011 increased to $1,265,782 from $866,396 for the nine month period ended September 30, 2010 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2011 increased to $688,099 from $293,238 for the nine month period ended September 30, 2010 due to increased administrative expenses allocable to the Partnership and additional reporting and legal costs for the nine months ended September 30, 2011.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2011 increased to $5,689,832 from $4,129,726 for the nine month period ended September 30, 2010 due to the increased production volumes for the nine month period ended September 30, 2011.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $2,234,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.