Form 10-K
period 2011-12-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2012-03-30
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-53959

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Delaware	26-4280211
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas (Address of principal executive offices)	75701 (Zip code)

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2012, MOC employed 273 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2011, a 10% change in the price received for oil and gas production would have had an approximate $2,651,000 impact on revenue.

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

The Registrant’s ceiling test calculations indicated no impairment of oil and natural gas properties during the years ended December 31, 2011 and 2010.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2011, the Registrant owned working interests in 104 producing wells. The Registrant participated in the drilling of wells for the years ending December 31, 2011 and 2010, as shown in the following table:

	Gross	Net	Gross	Net
Development Wells
Oil and natural gas wells	3	0.666	94	17.645
Non-productive wells	—	—	3	0.908

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

ITEM 4.	Mine Safety Disclosure

Not Applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2012, the Registrant had 13,242 outstanding limited and general partnership interests held of record by 1,754 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions of $25,480,000 and $13,680,000 were made to limited and general partners during the years ended December 31, 2011 and 2010, respectively.

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

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 21.

Year ended December 31, 2011 compared to the year ended December 31, 2010:

	2011	2010
Oil sales	$17,206,248	$15,615,351
Barrels produced	188,106	204,668
Average price/bbl	$91.47	$76.30

Gas sales	$9,307,359	$8,011,080
Mcf produced	1,477,860	1,454,709
Average price/mcf	$6.30	$5.51

Oil and gas revenues. As shown in the table above, total oil and gas sales rose by $2,887,176, a 12.2% increase, for the year ended December 31, 2011 as compared to year ended December 31, 2010.

Of this increase, $3,105,840 and $1,150,477 were due to increases in the average price of oil and gas sold, respectively. The average oil and gas prices rose to $91.47 from $76.30 per barrel (bbl) and to $6.30 from $5.51 per thousand cubic feet (mcf), respectively, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Also contributing to the higher revenue was $145,802 from an increase in the volume of gas sold by 23,151 mcf.

Partially offsetting the greater revenue was a decrease of $1,514,943 due to a fall in oil volumes sold by 16,562 bbls. This decrease was primarily due to normal declines in production.

Lease operations. Lease operating expense for the year ended December 31, 2011 increased to $1,957,851 from $1,042,666 for the year ended December 31, 2010 due to more well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2011 decreased to $1,378,242 from $1,479,796 for the year ended December 31, 2010 due to production tax credits on high cost gas wells.

Administrative and general expenses. Administrative and general expenses increased to $659,231 for the year ended December 31, 2011 from $417,173 for the year ended December 31, 2010 due to increased administrative expenses allocable to the Partnership and higher legal and reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization fell to $6,867,448 for the year ended December 31, 2011 from $6,890,063 for the year ended December 31, 2010. This decline was primarily due to the decreased oil production volumes for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash decreased by $2,622,727 during the year ended December 31, 2011. Cash was utilized primarily for drilling and completion costs and cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Balance, beginning of period	$939,821	$69,633
Liabilities incurred	28,262	848,289
Liabilities reduced due to revisions	(12,064)	—
Accretion expense	39,252	21,899

Balance, end of period	$995,271	$939,821

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $605,862 and $2,721,274 for the years ended December 31, 2011 and 2010, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership pays to MD a management fee in the amount equal to 0.75% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Under this arrangement, management fees of $496,575 were allocated to the Partnership for each of the years ended December 31, 2011 and December 31, 2010. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $567,298 and $409,068 were allocated to the Partnership during the years ended December 31, 2011 and 2010, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2011 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2011	Position
Curtis W. Mewbourne	76	Chief Executive Officer
J. Roe Buckley	49	Chairman of the Board and Chief Financial Officer
Kenneth S. Waits	51	President and Chief Operating Officer
Alan Clark	59	Treasurer and Controller
Michael F. Shepard	65	Secretary and General Counsel
Dorothy M. Cuenod	51	Assistant Secretary and Director
Ruth M. Buckley	50	Assistant Secretary and Director
Julie M. Greene	48	Assistant Secretary and Director

Curtis W. Mewbourne, age 76, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 46 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 49, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 51, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 59, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 65, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a Bachelor of Arts degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 51, received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 50, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 48, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during 2011 and 2010:

	For the Years Ended December 31,
	2011	2010
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$1,669,735	$3,626,917

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for 2011 and 2010 are set forth below:

	For the Years Ended December 31,
	2011	2010
Audit Fees	$27,084	$39,329

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial statements

The following are filed as part of this annual report:

2.	Financial statement schedules

Not required for smaller reporting companies

3.	Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

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

/s/ Curtis W. Mewbourne Curtis W. Mewbourne	Chief Executive Officer	March 30, 2012

/s/ J. Roe Buckley J. Roe Buckley	Chairman of the Board Chief Financial Officer	March 30, 2012

/s/ Kenneth S. Waits Kenneth S. Waits	President Chief Operating Officer	March 30, 2012

/s/ Alan Clark Alan Clark	Treasurer and Controller	March 30, 2012

/s/ Dorothy M. Cuenod Dorothy M. Cuenod	Director	March 30, 2012

/s/ Ruth M. Buckley Ruth M. Buckley	Director	March 30, 2012

/s/ Julie M. Greene Julie M. Greene	Director	March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

As of and for the year ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 09-A L.P. and to the Board of Directors of Mewbourne

Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 09-A L.P. (Partnership) as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ capital and cash flows for the year ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 30, 2012

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Cash	$111,036	$2,733,763
Accounts receivable, affiliate	3,081,175	7,114,340
Prepaid state taxes	79,151	—

Total current assets	3,271,362	9,848,103

Oil and gas properties at cost, full-cost method
Producing assets—proved properties	63,146,647	60,035,060
Unproved properties (excluded from amortization)	—	406,070

Total capitalized cost	63,146,647	60,441,130
Less accumulated depreciation, depletion, amortization and impairment	(13,887,728)	(7,020,280)

	49,258,919	53,420,850

Total assets	$52,530,281	$63,268,953

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$372,650	$1,299,869

Total current liabilities	372,650	1,299,869

Asset retirement obligation	995,271	939,821

Partners’ capital
General partners	—	57,277,728
Limited partners	51,162,360	3,751,535

Total partners’ capital	51,162,360	61,029,263

Total liabilities and partners’ capital	$52,530,281	$63,268,953

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010
Revenues and other income:
Oil sales	$17,206,248	$15,615,351
Gas sales	9,307,359	8,011,080
Interest income	1,514	975

Total revenues and other income	26,515,121	23,627,406

Expenses:
Lease operating expense	1,957,851	1,042,666
Production taxes	1,378,242	1,479,796
Administrative and general expense	659,231	417,173
Depreciation, depletion, and amortization	6,867,448	6,890,063
Asset retirement obligation accretion	39,252	21,899

Total expenses	10,902,024	9,851,597

Net income	$15,613,097	$13,775,809

Allocation of net income:
General partners	$12,536,210	$12,928,995

Limited partners	$3,076,887	$846,814

Basic and diluted net income per partner interest (13,242 interests outstanding)	$1,179.06	$1,040.31

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2011 and 2010

	General Partners	Limited Partners	Total Partners’ Capital
Balance at December 31, 2009	$57,187,809	$3,745,645	$60,933,454

Cash distributions	(12,839,076)	(840,924)	(13,680,000)
Net income	12,928,995	846,814	13,775,809

Balance at December 31, 2010	57,277,728	3,751,535	61,029,263

Cash distributions	(20,234,684)	(5,245,316)	(25,480,000)
Net income	12,536,210	3,076,887	15,613,097

Conversion of general partner interests to limited partner interests	(49,579,254)	49,579,254	—

Balance at December 31, 2011	$—	$51,162,360	$51,162,360

Distribution amount per partnership unit for the year ended December 31, 2010			$1,033.08

Distribution amount per partnership unit for the year ended December 31, 2011			$1,924.18

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$15,613,097	$13,775,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,867,448	6,890,063
Asset retirement obligation accretion	39,252	21,899
Changes in operating assets and liabilities:
Accounts receivable, affiliate	4,033,165	(6,459,711)
Prepaid state taxes	(79,151)	—
Accounts payable, affiliate	(927,219)	1,272,705

Net cash provided by operating activities	25,546,592	15,500,765

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,689,319)	(47,893,860)

Net cash used in investing activities	(2,689,319)	(47,893,860)

Cash flows from financing activities:
Cash distributions to partners	(25,480,000)	(13,680,000)

Net cash used in financing activities	(25,480,000)	(13,680,000)

Net decrease in cash	(2,622,727)	(46,073,095)
Cash, beginning of period	2,733,763	48,806,858

Cash, end of period	$111,036	$2,733,763

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$16,198	$848,289

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 09-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Mewbourne Energy Partners 09-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 26, 2009. The offering of limited and general partner interests began May 1, 2009 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 28, 2009, with total investor contributions of $66,210,000 originally being sold to accredited investors of which $62,140,000 were sold to accredited investors as general partner interests and $4,070,000 were sold to accredited investors as limited partner interests. During 2011 all general partner equity interests were converted to limited partner equity interests. The managing general partner has no significant equity interest in the Partnership.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2011 no capitalized costs were excluded from amortization, while at December 31, 2010 approximately $0.4 million of capitalized costs were excluded. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the year ended December 31, 2011 or for the year ended December 31, 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Balance, beginning of period	$939,821	$69,633
Liabilities incurred	28,262	848,289
Liabilities reduced due to revisions	(12,064)	—
Accretion expense	39,252	21,899

Balance, end of period	$995,271	$939,821

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2011 and 2010, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2011 or 2010. The Partnership cannot ensure that such losses will not be realized in the future.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $45,250,439 and $48,503,175 at December 31, 2011 and 2010, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2011 or 2010, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $605,862 and $2,721,274 for the years ended December 31, 2011 and 2010, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership pays to MD a management fee in the amount equal to 0.75% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Under this arrangement, management fees of $496,575 were allocated to the Partnership for the years ended December 31, 2011 and December 31, 2010. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $567,298 and $409,068 were allocated to the Partnership during the years ended December 31, 2011 and 2010, respectively.

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

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2011 and 2010 were:

	2011	2010
Development	$2,689,319	$47,893,860

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Cost of oil and natural gas properties at year-end:
Producing assets—Proved properties	$62,212,872	$59,117,483
Incomplete construction—Unproved properties	—	406,070
Asset retirement obligation	933,775	917,577

Total capitalized cost	63,146,647	60,441,130
Accumulated depreciation, depletion, amortization and impairment	(13,887,728)	(7,020,280)

Net capitalized costs	$49,258,919	$53,420,850

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

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2011 and the twelve months ended December 31, 2010.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2011. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the year ended December 31, 2011 and 2010.

	Crude Oil and Condensate (MBbl)	Natural Gas (MMcf)
Proved Reserves:
Balance at December 31, 2009 (1)	47	1,115

Revisions to previous estimates	202	1,328
Extensions, discoveries and other additions	1,094	12,126
Production	(205)	(1,455)

Balance at December 31, 2010 (1)	1,138	13,114

Revisions to previous estimates	182	(821)
Production	(188)	(1,478)

Balance at December 31, 2011 (1)	1,132	10,815

(1)	All of these reserves are categorized as proved developed.

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

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 2 to Form 10 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Form 10 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.