Form 10-Q
period 2012-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2012-05-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 000-53959

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Delaware	26-4280211
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	( Zip code)

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

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I – Financial Information

Item  1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$180,400	$111,036
Accounts receivable, affiliate	3,021,476	3,081,175
Prepaid state taxes	245,838	79,151

Total current assets	3,447,714	3,271,362

Oil and gas properties at cost, full-cost method	63,390,612	63,146,647
Less accumulated depreciation, depletion, amortization and impairment	(15,127,429)	(13,887,728)

	48,263,183	49,258,919

Total assets	$51,710,897	$52,530,281

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$693,020	$372,650

Total current liabilities	693,020	372,650

Asset retirement obligation	1,001,388	995,271

Partners’ capital	50,016,489	51,162,360

Total liabilities and partners’ capital	$51,710,897	$52,530,281

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues and other income:
Oil sales	$3,430,310	$5,569,349
Gas sales	1,231,011	2,865,700
Interest income	411	833

Total revenues and other income	4,661,732	8,435,882

Expenses:
Lease operating expense	416,040	460,018
Production taxes	266,399	508,973
Administrative and general expense	172,464	395,058
Depreciation, depletion, and amortization	1,239,701	2,175,074
Asset retirement obligation accretion	9,927	10,217

Total expenses	2,104,531	3,549,340

Net income	$2,557,201	$4,886,542

Allocation of net income: General partners	$—	$4,586,161

Limited partners	$2,557,201	$300,381

Basic and diluted net income per partner interest (13,242 interests outstanding)	$193.11	$369.02

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,557,201	$4,886,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,239,701	2,175,074
Asset retirement obligation accretion	9,927	10,217
Changes in operating assets and liabilities:
Accounts receivable, affiliate	59,699	2,001,557
Prepaid state taxes	(166,687)	—
Accounts payable, affiliate	320,370	(268,893)

Net cash provided by operating activities	4,020,211	8,804,497

Cash flows from investing activities:
Purchase and development of oil and gas properties	(247,775)	(834,166)

Net cash used in investing activities	(247,775)	(834,166)

Cash flows from financing activities:
Cash distributions to partners	(3,703,072)	(7,760,001)

Net cash used in financing activities	(3,703,072)	(7,760,001)

Net increase in cash	69,364	210,330

Cash, beginning of period	111,036	2,733,763

Cash, end of period	$180,400	$2,944,093

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to asset retirement obligation liabilities	$(3,810)	$24,305

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2012

(Unaudited)

Total
Balance at December 31, 2011	$51,162,360

Cash distributions	(3,703,072)

Net income	2,557,201

Balance at March 31, 2012	$50,016,489

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Mewbourne Energy Partners 09-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 26, 2009. The offering of limited and general partner interests began May 1, 2009 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 28, 2009, with total investor contributions of $66,210,000 originally being sold to accredited investors of which $62,140,000 were sold to accredited investors as general partner interests and $4,070,000 were sold to accredited investors as limited partner interests. During 2011, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2011, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$995,271	$939,821
Liabilities incurred	—	28,262
Liabilities reduced due to revisions	(3,810)	(12,064)
Accretion expense	9,927	39,252

Balance, end of period	$1,001,388	$995,271

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

In accordance with the Partnership agreement, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 09-A, L.P. (“the Partnership”) was formed February 26, 2009. The offering of limited and general partnership interests began May 1, 2009 and concluded August 28, 2009, with total investor contributions of $66,210,000. During 2011, all general partner equity interests were converted to limited partner equity interests.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At March 31, 2012, the Registrant owned working interests in 105 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $2,754,694 at March 31, 2012.

During the three months ended March 31, 2012, the Partnership made cash distributions to the investor partners in the amount of $3,703,072 as compared to $7,760,001 for the three months ended March 31, 2011. The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Oil sales	$3,430,310	$5,569,349
Barrels produced	34,813	62,039
Average price/bbl	$98.54	$89.77

Gas sales	$1,231,011	$2,865,700
Mcf produced	251,133	461,194
Average price/mcf	$4.90	$6.21

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $3,773,728, a 44.7% decline, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Of this decline, $2,682,723 and $1,029,683 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 27,226 barrels (bbls) and 210,061 thousand cubic feet (mcf) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the decrease in revenue was $605,006 due to a decrease in the average price of gas sold. The average price fell to $4.90 from $6.21 per mcf for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

These declines were partially offset by $543,684 due to an increase in the average price of oil sold. The average price rose to $98.54 from $89.77 per bbl for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Lease operations. Lease operating expense during the three month period ended March 31, 2012 decreased to $416,040 from $460,018 for the three months ended March 31, 2011 due to fewer well repairs and workovers during the three month period ended March 31, 2012 as compared to the three months ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2012 decreased to $266,399 from $508,973 for the three month period ended March 31, 2011 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2012 decreased to $172,464 from $395,058 for the three month period ended March 31, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2012 decreased to $1,239,701 from $2,175,074 for the three month period ended March 31, 2011 due to the decreased production volumes for the three month period ended March 31, 2012.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2012, a 10% change in the price received for oil and gas production would have had an approximate $466,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended March 31, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2012

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.