Form 10-Q
period 2012-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2012-08-14
CIK 1462103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________ to ___________________

Commission File No. 000-53959

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Delaware	26-4280211
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, including area code:	(903) 561-2900

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
Yes ☒ No☐

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
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2012 and 2011
and the six months months ended June 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$85,985	$111,036
Accounts receivable, affiliate	2,106,841	3,081,175
Prepaid state taxes	8,859	79,151
Total current assets	2,201,685	3,271,362

Oil and gas properties at cost, full-cost method	63,561,217	63,146,647
Less accumulated depreciation, depletion,
and amortization	(16,187,722)	(13,887,728)
	47,373,495	49,258,919

Total assets	$49,575,180	$52,530,281

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$332,843	$372,650
Total current liabilities	332,843	372,650

Asset retirement obligation	1,011,315	995,271

Partners' capital	48,231,022	51,162,360

Total liabilities and partners' capital	$49,575,180	$52,530,281

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$2,124,027	$5,130,560	$5,554,337	$10,699,909
Gas sales	936,385	2,797,366	2,167,396	5,663,066
Interest income	9	347	420	1,180
Total revenues and other income	3,060,421	7,928,273	7,722,153	16,364,155

Expenses:
Lease operating expense	349,692	345,567	765,732	805,585
Production taxes	152,511	415,461	418,910	924,434
Administrative and general expense	177,627	241,074	350,091	636,132
Depreciation, depletion, and amortization	1,060,293	1,913,150	2,299,994	4,088,224
Asset retirement obligation accretion	9,927	9,900	19,854	20,117
Total expenses	1,750,050	2,925,152	3,854,581	6,474,492

Net income	$1,310,371	$5,003,121	$3,867,572	$9,889,663
Allocation of net income:
General partners	$-	$4,695,574	$-	$9,281,735

Limited partners	$1,310,371	$307,547	$3,867,572	$607,928

Basic and diluted net income per
partner interest
(13,242 interests outstanding)	$98.96	$377.82	$292.07	$746.84

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,867,572	$9,889,663
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	2,299,994	4,088,224
Asset retirement obligation accretion	19,854	20,117
Changes in operating assets and liabilities:
Accounts receivable, affiliate	974,334	1,900,339
Prepaid state taxes	70,292	(2,085)
Accounts payable, affiliate	(39,807)	(706,637)
Net cash provided by operating activities	7,192,239	15,189,621

Cash flows from investing activities:
Purchase and development of oil and gas properties	(418,380)	(2,141,508)
Net cash used in investing activities	(418,380)	(2,141,508)

Cash flows from financing activities:
Cash distributions to partners	(6,798,910)	(14,535,000)
Net cash used in financing activities	(6,798,910)	(14,535,000)

Net decrease in cash	(25,051)	(1,486,887)
Cash and cash equivalents, beginning of period	111,036	2,733,763

Cash and cash equivalents, end of period	$85,985	$1,246,876

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(3,810)	$28,262

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2012
(Unaudited)

Total

Balance at December 31, 2011	$51,162,360

Cash distributions	(6,798,910)

Net income	3,867,572

Balance at June 30, 2012	$48,231,022

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:
	June 30,	December 31,
	2012	2011
Balance, beginning of period	$995,271	$939,821
Liabilities incurred	-	28,262
Liabilities reduced due to revisions	(3,810)	(12,064)
Accretion expense	19,854	39,252
Balance, end of period	$1,011,315	$995,271

5.Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $1,868,842 at June 30, 2012.

During the six months ended June 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $6,798,910 as compared to $14,535,000 for the six months ended June 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011
Oil sales	$2,124,027	$5,130,560
Barrels produced	24,643	52,511
Average price/bbl	$86.19	$97.70

Gas sales	$936,385	$2,797,366
Mcf produced	235,034	413,389
Average price/mcf	$3.98	$6.77

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $4,867,514, a 61.4% decline, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Of this decline, revenues decreased by $2,401,996 and $710,574 from the decreases in the volumes of oil and gas sold, respectively. Volumes fell by 27,868 barrels (bbls) and 178,355 thousand cubic feet (mcf) for the three months ended June 30, 2012 as compared to the three months ending June 30, 2011. The decreases in the volumes sold were primarily due to normal declines in production, which in some wells were substantial.

Lease operations.  Lease operating expense during the three month period ended June 30, 2012 increased to $349,692 from $345,567 for the three month period ended June 30, 2011 due to more well repairs and workovers.

In addition, $604,537 and $1,150,407 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $86.19 from $97.70 per bbl and to $3.98 from $6.77 per mcf for the three months ending June 30, 2012 as compared to the three months ending June 30, 2011.

Production taxes.  Production taxes during the three month period ended June 30, 2012 decreased to $152,511 from $415,461 for the three month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2012 decreased to $177,627 from $241,074 for the three month period ended June 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2012 decreased to $1,060,293 from $1,913,150 for the three month period ended June 30, 2011 due to the decreased production volumes for the three month period ended June 30, 2012.

Results of Operations

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:
	Six Months Months Ended June 30,
	2012	2011
Oil sales	$5,554,337	$10,699,909
Barrels produced	59,456	114,550
Average price/bbl	$93.42	$93.41

Gas sales	$2,167,396	$5,663,066
Mcf produced	486,167	874,583
Average price/mcf	$4.46	$6.48

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $8,641,242, a 52.8% decline, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Of this decline, $5,146,842 and $1,731,609 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 55,094 barrels (bbls) and 388,416 thousand cubic feet (mcf) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the decrease in revenue was $1,764,061 due to a decrease in the average price of gas sold. The average price fell to $4.46 from $6.48 per mcf for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

These declines were partially offset by $1,270 due to an increase in the average price of oil sold. The average price rose to $93.42 from $93.41 per bbl for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Lease operations.  Lease operating expense during the six month period ended June 30, 2012 decreased to $765,732 from $805,585 for the six months ended June 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2012 decreased to $418,910 from $924,434 for the six month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the six month period ended June 30, 2012 decreased to $350,091 from $636,132 for the six month period ended June 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2012 decreased to $2,299,994 from $4,088,224 for the six month period ended June 30, 2011 due to the decreased production volumes for the six month period ended June 30, 2012.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $772,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended June 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II –         Other Information

Item 1.           Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits filed herewith

		31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

	(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.