Form 10-Q
period 2012-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2012-11-14
CIK 1462103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2012 and 2011
and the nine months months ended September 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$106,264	$111,036
Accounts receivable, affiliate	2,103,651	3,081,175
Prepaid state taxes	5,000	79,151
Total current assets	2,214,915	3,271,362

Oil and gas properties at cost, full-cost method	63,624,776	63,146,647
Less accumulated depreciation, depletion,
and amortization	(22,623,893)	(13,887,728)
	41,000,883	49,258,919

Total assets	$43,215,798	$52,530,281

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$235,706	$372,650
Total current liabilities	235,706	372,650

Asset retirement obligation	1,022,313	995,271

Partners' capital	41,957,779	51,162,360

Total liabilities and partners' capital	$43,215,798	$52,530,281

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$2,038,900	$3,899,417	$7,593,237	$14,599,326
Gas sales	787,993	2,075,449	2,955,389	7,738,515
Interest income	—	332	420	1,512
Total revenues and other income	2,826,893	5,975,198	10,549,046	22,339,353

Expenses:
Lease operating expense	334,926	493,829	1,100,658	1,299,414
Production taxes	100,629	341,348	519,539	1,265,782
Administrative and general expense	43,473	51,967	393,564	688,099
Depreciation, depletion, and amortization	1,000,726	1,610,608	3,300,720	5,698,832
Cost ceiling write-down	5,435,445	—	5,435,445	—
Asset retirement obligation accretion	9,937	9,812	29,791	29,929
Total expenses	6,925,136	2,507,564	10,779,717	8,982,056

Net income (loss)	$(4,098,243)	$3,467,634	$(230,671)	$13,357,297
Allocation of net income (loss):
General partners	$—	$3,254,475	$—	$12,536,210
Limited partners	$(4,098,243)	$213,159	$(230,671)	$821,087

Basic and diluted net income (loss) per
partner interest
(13,242 interests outstanding)	$(309.49)	$261.87	$(17.42)	$1,008.71

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(230,671)	$13,357,297
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	3,300,720	5,698,832
Cost ceiling write-down	5,435,445	-
Asset retirement obligation accretion	29,791	29,929
Changes in operating assets and liabilities:
Accounts receivable, affiliate	977,524	3,188,983
Prepaid state taxes	74,151	(40,180)
Accounts payable, affiliate	(136,944)	(857,056)
Net cash provided by operating activities	9,450,016	21,377,805

Cash flows from investing activities:
Purchase and development of oil and gas properties	(480,878)	(2,481,018)
Net cash used in investing activities	(480,878)	(2,481,018)

Cash flows from financing activities:
Cash distributions to partners	(8,973,910)	(21,560,000)
Net cash used in financing activities	(8,973,910)	(21,560,000)

Net decrease in cash	(4,772)	(2,663,213)
Cash and cash equivalents, beginning of period	111,036	2,733,763

Cash and cash equivalents, end of period	$106,264	$70,550

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(2,749)	$25,922

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2012
(Unaudited)

Total

Balance at December 31, 2011	$51,162,360

Cash distributions	(8,973,910)

Net loss	(230,671)

Balance at September 30, 2012	$41,957,779

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down at September 30, 2012 of $5,435,445 due to decreased gas prices. There was no cost ceiling write-down during the nine months ended September 30, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$995,271	$939,821
Liabilities incurred	1,061	28,262
Liabilities reduced due to revisions	(3,810)	(12,064)
Accretion expense	29,791	39,252
Balance, end of period	$1,022,313	$995,271

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $1,979,209 at September 30, 2012.

During the nine months ended September 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $8,973,910 as compared to $21,560,000 for the nine months ended September 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Oil sales	$2,038,900	$3,899,417
Barrels produced	23,125	47,088
Average price/bbl	$88.17	$82.81

Gas sales	$787,993	$2,075,449
Mcf produced	193,651	338,195
Average price/mcf	$4.07	$6.14

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $3,147,973, a 52.7% decline, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Of this decline, revenues decreased by $2,112,785 and $588,170 from the decreases in the volumes of oil and gas sold, respectively. Volumes fell by 23,963 barrels (bbls) and 144,544 thousand cubic feet (mcf) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decreases in the volumes sold were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the reduction in revenue was $699,286 due to a decrease in the average price of gas sold. The average price fell to $4.07 from $6.14 per mcf for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

These decreases were partially offset by $252,268 from a rise in the average price of oil sold. The average price rose to $88.17 from $82.81 per bbl for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Lease operations.  Lease operating expense during the three month period ended September 30, 2012 decreased to $334,926 from $493,829 for the three month period ended September 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended September 30, 2012 decreased to $100,629 from $341,348 for the three month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended September 30, 2012 decreased to $43,473 from $51,967 for the three month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2012 decreased to $1,000,726 from $1,610,608 for the three month period ended September 30, 2011 due to the decreased production volumes for the three month period ended September 30, 2012.

Cost ceiling write-down.  There was a cost ceiling write-down of $5,435,445 at September 30, 2012 due to lower gas prices. There was no cost ceiling write-down for the three months ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Oil sales	$7,593,237	$14,599,326
Barrels produced	82,581	161,638
Average price/bbl	$91.95	$90.32

Gas sales	$2,955,389	$7,738,515
Mcf produced	679,818	1,212,778
Average price/mcf	$4.35	$6.38

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $11,789,215, a 52.8 % decline, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Of this decline, $7,269,209 and $2,316,950 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 79,057 barrels (bbls) and 532,960 thousand cubic feet (mcf) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the decrease in revenue was $2,466,176 due to a decrease in the average price of gas sold. The average price fell to $4.35 from $6.38 per mcf for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

These declines were partially offset by $263,120 due to an increase in the average price of oil sold. The average price rose to $91.95 from $90.32 per bbl for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Lease operations.  Lease operating expense during the nine month period ended September 30, 2012 decreased to $1,100,658 from $1,299,414 for the nine months ended September 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the nine month period ended September 30, 2012 decreased to $519,539 from $1,265,782 for the nine month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the nine month period ended September 30, 2012 decreased to $393,564 from $688,099 for the nine month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2012 decreased to $3,300,720 from $5,698,832 for the nine month period ended September 30, 2011 due to the decreased production volumes for the nine month period ended September 30, 2012.

Cost ceiling write-down.  There was a cost ceiling write-down of $5,435,445 at September 30, 2012 due to lower gas prices. There were no cost ceiling write-downs during the nine month period ended September 30, 2011.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $1,055,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended September 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1           Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2012	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.