Form 10-Q
period 2013-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2013-08-14
CIK 1462103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$390	$46,485
Accounts receivable, affiliate	1,953,448	1,569,211
Prepaid state taxes	12,500	7,500
Total current assets	1,966,338	1,623,196

Oil and gas properties at cost, full-cost method	63,760,018	63,695,926
Less accumulated depreciation, depletion,
and amortization	(31,277,317)	(28,515,047)
	32,482,701	35,180,879

Total assets	$34,449,039	$36,804,075

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$305,454	$179,041
Total current liabilities	305,454	179,041

Asset retirement obligation	1,042,053	1,033,851

Partners' capital	33,101,532	35,591,183

Total liabilities and partners' capital	$34,449,039	$36,804,075

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues and other income:
Oil sales	$2,056,140	$2,124,027	$3,388,812	$5,554,337
Gas sales	910,524	936,385	1,773,282	2,167,396
Interest income	—	9	—	420
Total revenues and other income	2,966,664	3,060,421	5,162,094	7,722,153

Expenses:
Lease operating expense	351,193	349,692	749,745	765,732
Production taxes	127,904	152,511	214,872	418,910
Administrative and general expense	102,888	177,627	207,286	350,091
Depreciation, depletion, and amortization	817,491	1,060,293	1,476,815	2,299,994
Cost ceiling write-down	1,286,337	—	1,286,337	—
Asset retirement obligation accretion	10,397	9,927	20,774	19,854
Total expenses	2,696,210	1,750,050	3,955,829	3,854,581

Net income	$270,454	$1,310,371	$1,206,265	$3,867,572

Basic and diluted net income per
partner interest
(13,242 interests outstanding)	$20.42	$98.96	$91.09	$292.07

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Total

Balance at December 31, 2012	$35,591,183

Cash distributions	(3,695,916)

Net income	1,206,265

Balance at June 30, 2013	$33,101,532

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,206,265	$3,867,572
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,476,815	2,299,994
Cost ceiling write-down	1,286,337	—
Asset retirement obligation accretion	20,774	19,854
Plugging and abandonment cost paid from asset retirement obligation	(1,449)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(384,237)	974,334
Prepaid state taxes	(5,000)	70,292
Accounts payable, affiliate	126,413	(39,807)
Net cash provided by operating activities	3,725,918	7,192,239

Cash flows from investing activities:
Purchase and development of oil and gas properties	(76,097)	(418,380)
Net cash used in investing activities	(76,097)	(418,380)

Cash flows from financing activities:
Cash distributions to partners	(3,695,916)	(6,798,910)
Net cash used in financing activities	(3,695,916)	(6,798,910)

Net decrease in cash and cash equivalents	(46,095)	(25,051)
Cash and cash equivalents, beginning of period	46,485	111,036

Cash, end of period	$390	$85,985

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(11,123)	$(3,810)

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $1,286,337 at June 30, 2013 due to lower average oil and gas prices for the preceding twelve months. There was no cost ceiling write-down at June 30, 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$1,033,851	$995,271
Liabilities incurred	2,890	2,806
Liabilities reduced due to revisions	(15,462)	(3,952)
Accretion expense	20,774	39,726
Balance, end of period	$1,042,053	$1,033,851

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $1,660,884 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $3,695,916 as compared to $6,798,910 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$2,056,140	$2,124,027
Barrels produced	22,878	24,643
Average price/bbl	$89.87	$86.19

Gas sales	$910,524	$936,385
Mcf produced	178,721	235,034
Average price/mcf	$5.09	$3.98

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $93,748, a 3.1% decline, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this decrease, revenues declined by $158,628 and $286,896 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 1,765 barrels (bbls) and 56,313 thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

These decreases were partially offset by increases of $90,741 and $261,035 from a rise in the average price of oil and gas sold, respectively. The average prices rose to $89.87 from $86.19 per bbl and to $5.09 from $3.98 per mcf for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Production taxes.  Production taxes during the three month period ended June 30, 2013 decreased to $127,904 from $152,511 for the three month period ended June 30, 2012 due to production tax credits.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2013 decreased to $102,888 from $177,627 for the three month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $817,491 from $1,060,293 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Cost ceiling write-down. There was a cost ceiling write-down of $1,286,337 at June 30, 2013 due to lower average oil and gas prices for the preceding twelve months. There was no cost ceiling write-down at June 30, 2012.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$3,388,812	$5,554,337
Barrels produced	38,715	59,456
Average price/bbl	$87.53	$93.42

Gas sales	$1,773,282	$2,167,396
Mcf produced	350,472	486,167
Average price/mcf	$5.06	$4.46

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $2,559,639, a 33.1% decline, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this decrease, revenues declined by $1,815,507 and $686,576 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 20,741 barrels (bbls) and 135,695 thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also contributing to the decrease was $350,018 due to a decline in the average price of oil sold. The average price fell to $87.53 from $93.42 per bbl for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

These decreases were partially offset by an increase of $292,462 from a rise in the average price of gas sold. The average price rose to $5.06 from $4.46 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 fell to $749,745 from $765,732 for the six month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 decreased to $214,872 from $418,910 for the six month period ended June 30, 2012 due to lower overall oil and gas revenue and production tax credits.

Administrative and general expense.  Administrative and general expense for the six month period ended June 30, 2013 decreased to $207,286 from $350,091 for the six month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $1,476,815 from $2,299,994 for the six month period ended June 30, 2012 due to the decreased production volumes for the six month period ended June 30, 2013.

Cost ceiling write-down. There was a cost ceiling write-down of $1,286,337 at June 30, 2013 due to lower average oil and gas prices for the preceding twelve months. There was no cost ceiling write-down at June 30, 2012.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $516,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The  following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner
Date:    August 14, 2013
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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.