Form 10-K
period 2013-12-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2014-03-31
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013

Or
☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ___________________________

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
2

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2014, MOC employed 356 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2013, a 10% change in the price received for oil and gas production would have had an approximate $976,000 impact on revenue.

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

The Registrant’s ceiling test calculations resulted in cost ceiling write-downs totaling $2,172,398 and $10,210,093 during the years ended December 31, 2013 and 2012, respectively.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2013, the Registrant owned working interests in 109 producing wells. The Registrant had no drilling activity for the years ended December 31, 2013 and 2012.

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

  Over 25 years of practical experience in petroleum engineering
  Registered professional engineer in the state of Texas
  Bachelor of Science Degree in Petroleum Engineering
  Master of Business Administration
6

Internal Controls Over Reserves Estimate

MD, the Registrant’s managing general partner, maintains internal controls such as the following to ensure the reliability of reserves estimation:

  No employee’s compensation is tied to the amount of reserves booked.
  Comprehensive SEC-compliant internal policies are followed to determine and report proved reserves.
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

At March 31, 2014, the Registrant had 13,242 outstanding limited partnership interests held of record by 1,754 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions of $7,431,486, and $11,224,889 were made to partners during the years ended December 31, 2013 and 2012, respectively.

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

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 20.

Year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended December 31,
	2013	2012
Oil sales	$6,320,349	$9,165,331
Barrels produced	68,404	116,478
Average price/bbl	$92.40	$78.69

Gas sales	$3,438,621	$3,833,876
Mcf produced	671,289	861,466
Average price/mcf	$5.12	$4.45

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $3,240,237, a 24.9% decrease, for the year ended December 31, 2013 as compared to year ended December 31, 2012.

Of this decrease, $4,441,911 and $974,166 were due to decreases in the volumes of oil and gas sold, respectively. Volumes fell by 48,074 barrels (bbls) and 190,177 thousand cubic feet (mcf) for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

These decreases were partially offset by increases of $1,596,929 and $578,911 due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $92.40 from $78.69 per bbl and to $5.12 from $4.45 per mcf for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Lease operations. Lease operating expense during the year ended December 31, 2013 increased to $1,667,301 from $1,600,295 for the year ended December 31, 2012 due to more well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2013 fell to $405,911 from $628,193 during the year ended December 31, 2012 due to lower overall oil and gas revenue.

Administrative and general expenses. Administrative and general expenses decreased to $403,228 for the year ended December 31, 2013 from $450,382 for the year ended December 31, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization fell to $2,721,183 for the year ended December 31, 2013 from $4,417,226 for the year ended December 31, 2012 due to lower oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $1,286,337 at June 30, 2013 and $886,061 at December 31, 2013, totaling $2,172,398 for the year ended December 31, 2013. There were cost ceiling write-downs of $5,435,445 at September 30, 2012 and $4,774,648 at December 31, 2012, totaling $10,210,093 for the year ended December 31, 2012. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

Liquidity and Capital Resources

Cash decreased by $44,612 during the year ended December 31, 2013. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2013 and December 31, 2012 is as follows:

	2013	2012
Balance, beginning of period	$1,033,851	$995,271
Liabilities incurred	7,790	2,806
Liabilities reduced due to plugging and abandonments	(18,994)	(3,952)
Accretion expense	41,499	39,726
Balance, end of period	$1,064,146	$1,033,851

Organization and Related Party Transactions

The Partnership was organized on February 26, 2009 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant. MOC is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $456,194 and $425,314 for the years ended December 31, 2013 and 2012, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership pays to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Under this arrangement, management fees of $496,575 were allocated to the Partnership for the year ended December 31, 2012. No management fees were allocated to the Partnership for the year ended December 31, 2013. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $346,197 and $392,961 were allocated to the Partnership during the years ended December 31, 2013 and 2012, respectively.

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

ITEM 9.	Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2013. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2013 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

	Age as of
	December 31,
Name	2013	Position

Curtis W. Mewbourne	78	Chief Executive Officer

J. Roe Buckley	51	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	53	President and Chief Operating Officer

Alan Clark	61	Treasurer and Controller

Dorothy M. Cuenod	53	Assistant Secretary and Director

Ruth M. Buckley	52	Assistant Secretary and Director

Julie M. Greene	50	Assistant Secretary and Director

Curtis W. Mewbourne, age 78, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 48 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 51, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 53, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 61, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Dorothy M. Cuenod, age 53 received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 52, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 50, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent at March 31, 2014

Class of	Name and Address of	Amount and Nature of	Percent of Limited
Ownership	Beneficial Owner	Beneficial Owner	Partnership Interests
None	None	N/A	N/A

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2013 and 2012:

	2013	2012
Administrative and general expense, management
fees (if applicable) and payment of well charges
and supervision charges in accordance with
standard industry operating agreements	$802,391	$1,314,850

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2013 and 2012 are set forth below:

	2013	2012
Audit Fees	$27,500	$26,825
15

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Accounting Firm

Balance sheets as of December 31, 2013 and 2012

Statements of operations for the years ended December 31, 2013 and 2012

Statements of changes in partners’ capital for the years ended December 31, 2013 and 2012

Statements of cash flows for the years ended December 31, 2013 and 2012

Notes to financial statements

	2.	Financial statement schedules

Not required for smaller reporting companies

	3.	Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K
None
16

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

/s/ Curtis W. Mewbourne	Chief Executive Officer	March 31, 2014
Curtis W. Mewbourne

/s/ J. Roe Buckley	Chairman of the Board	March 31, 2014
J. Roe Buckley	Chief Financial Officer

/s/ Kenneth S. Waits	President	March 31, 2014
Kenneth S. Waits	Chief Operating Officer

/s/ Alan Clark	Treasurer and Controller	March 31, 2014
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2014
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2014
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2014
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

17

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

As of and for the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 09-A, L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 09-A, L.P. (Partnership) as of December 31, 2013 and 2012 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

 /s/BDO USA, LLP

Dallas, Texas

March 31, 2014

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Cash	$1,873	$46,485
Accounts receivable, affiliate	1,478,835	1,569,211
Prepaid state taxes	7,500	7,500
Total current assets	1,488,208	1,623,196

Oil and gas properties at cost, full-cost method	63,736,487	63,695,926
Less accumulated depreciation, depletion,
and amortization	(33,396,019)	(28,515,047)
	30,340,468	35,180,879

Total assets	$31,828,676	$36,804,075

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$257,383	$179,041
Total current liabilities	257,383	179,041

Asset retirement obligation	1,064,146	1,033,851

Partners' capital	30,507,147	35,591,183

Total liabilities and partners' capital	$31,828,676	$36,804,075

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012
Revenues and other income:
Oil sales	$6,320,349	$9,165,331
Gas sales	3,438,621	3,833,876
Interest income	—	420
Total revenues and other income	9,758,970	12,999,627

Expenses:
Lease operating expense	1,667,301	1,600,295
Production taxes	405,911	628,193
Administrative and general expense	403,228	450,382
Depreciation, depletion, and amortization	2,721,183	4,417,226
Cost ceiling write-down	2,172,398	10,210,093
Asset retirement obligation accretion	41,499	39,726
Total expenses	7,411,520	17,345,915

Net income (loss)	$2,347,450	$(4,346,288)

Basic and diluted net income (loss) per
partner interest (13,242 interests outstanding)	$177.27	$(328.22)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2013 and 2012

Partners'
Capital

Balance at December 31, 2011	$51,162,360

Cash distributions	(11,224,889)
Net loss	(4,346,288)

Balance at December 31, 2012	35,591,183

Cash distributions	(7,431,486)
Net income	2,347,450

Balance at December 31, 2013	$30,507,147

Distribution amount per partnership unit for the year ended December 31, 2012	$847.67

Distribution amount per partnership unit for the year ended December 31, 2013	$561.21

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,347,450	$(4,346,288)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	2,721,183	4,417,226
Cost ceiling write-down	2,172,398	10,210,093
Asset retirement obligation accretion	41,499	39,726
Plugging and abandonment cost paid from asset retirement obligation	(13,176)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	90,376	1,511,964
Prepaid state taxes	—	71,651
Accounts payable, affiliate	78,342	(193,609)
Net cash provided by operating activities	7,438,072	11,710,763

Cash flows from investing activities:
Purchase and development of oil and gas properties	(51,198)	(550,425)
Net cash used in investing activities	(51,198)	(550,425)

Cash flows from financing activities:
Cash distributions to partners	(7,431,486)	(11,224,889)
Net cash used in financing activities	(7,431,486)	(11,224,889)

Net decrease in cash	(44,612)	(64,551)
Cash, beginning of period	46,485	111,036

Cash, end of period	$1,873	$46,485

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$1,972	$(1,146)

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2013 and 2012 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were cost ceiling write-downs of $2,172,398 and $10,210,093 during the years ended December 31, 2013 and 2012, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2013 and December 31, 2012 is as follows:

	2013	2012

Balance, beginning of period	$1,033,851	$995,271
Liabilities incurred	7,790	2,806
Liabilities reduced due to plugging and abandonments	(18,994)	(3,952)
Accretion expense	41,499	39,726
Balance, end of period	$1,064,146	$1,033,851
25

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2013 and 2012, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2013 or 2012. The Partnership cannot ensure that such losses will not be realized in the future.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $28,197,123 and $32,239,059 at December 31, 2013 and 2012, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2013 or 2012, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $456,194 and $425,314 for the years ended December 31, 2013 and 2012, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership pays to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the Partnership. Management fees can only be paid out of funds available for distributions. Under this arrangement, management fees of $496,575 were allocated to the Partnership for the year ended December 31, 2012. No management fees were allocated to the Partnership for the year ended December 31, 2013. The Partnership includes the management fee as part of the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $346,197 and $392,961were allocated to the Partnership during the years ended December 31, 2013 and 2012, respectively.

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
27

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2013 and 2012 were:

	2013	2012
Development	$51,198	$550,425

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$62,814,495	$62,763,297
Asset retirement obligation	921,992	932,629
Total capitalized cost	63,736,487	63,695,926
Accumulated depreciation, depletion,
amortization and impairment	(33,396,019)	(28,515,047)
Net capitalized costs	$30,340,468	$35,180,879

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

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2013 and the twelve months ended December 31, 2012.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2013. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the year ended December 31, 2013 and 2012.

	Crude Oil and
	Condensate	Natural Gas
	(MBbl)	(MMcf)
Balance at December 31, 2011 (1)	1,132	10,815

Revisions to previous estimates	(125)	(1,955)
Extensions, discoveries and other additions	24	38
Production	(116)	(861)
Balance at December 31, 2012 (1)	915	8,037

Revisions to previous estimates	(162)	275
Extensions, discoveries and other additions	10	19
Production	(68)	(671)
Balance at December 31, 2013 (1)	695	7,660
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

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 2 to Form 10 and incorporated herein by reference)

10.2	Form of Drilling Program Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

