Form 10-Q
period 2014-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2014-05-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒ No ☐

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

Yes☐ No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$72,487	$1,873
Accounts receivable, affiliate	1,379,335	1,478,835
Prepaid state taxes	10,000	7,500
Total current assets	1,461,822	1,488,208

Oil and gas properties at cost, full-cost method	63,748,266	63,736,487
Less accumulated depreciation, depletion,
amortization and impairment	(33,952,105)	(33,396,019)
	29,796,161	30,340,468

Total assets	$31,257,983	$31,828,676

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$350,838	$257,383
Total current liabilities	350,838	257,383

Asset retirement obligation	1,075,017	1,064,146

Partners' capital	29,832,128	30,507,147

Total liabilities and partners' capital	$31,257,983	$31,828,676

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2014	2013
Revenues:
Oil sales	$1,199,290	$1,332,672
Gas sales	1,015,116	862,758
Total revenues	2,214,406	2,195,430

Expenses:
Lease operating expense	375,058	398,552
Production taxes	108,046	86,968
Administrative and general expense	85,512	104,398
Depreciation, depletion, and amortization	556,086	659,324
Asset retirement obligation accretion	10,859	10,377
Total expenses	1,135,561	1,259,619

Net income	$1,078,845	$935,811

Basic and diluted net income per
partner interest
(13,242 interests outstanding)	$81.47	$70.67

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the three months ended March 31, 2014

(Unaudited)

Total

Balance at December 31, 2013	$30,507,147

Cash distributions	(1,753,864)

Net income	1,078,845

Balance at March 31, 2014	$29,832,128

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,078,845	$935,811
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	556,086	659,324
Asset retirement obligation accretion	10,859	10,377
Changes in operating assets and liabilities:
Accounts receivable, affiliate	99,500	160,112
Prepaid state taxes	(2,500)	(2,500)
Accounts payable, affiliate	93,455	231,632
Net cash provided by operating activities	1,836,245	1,994,756

Cash flows from investing activities:
Purchase and development of oil and gas properties	(11,767)	(19,348)
Net cash used in investing activities	(11,767)	(19,348)

Cash flows from financing activities:
Cash distributions to partners	(1,753,864)	(1,970,916)
Net cash used in financing activities	(1,753,864)	(1,970,916)

Net increase in cash	70,614	4,492
Cash, beginning of period	1,873	46,485

Cash, end of period	$72,487	$50,977

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$12	$(1,073)

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

2.    Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2013, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.    Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2014 or 2013.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
Balance, beginning of period	$1,064,146	$1,033,851
Liabilities incurred	12	7,790
Liabilities reduced due to settlements and plugging and abandonments	—	(18,994)
Accretion expense	10,859	41,499
Balance, end of period	$1,075,017	$1,064,146

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,110,984 at March 31, 2014.

During the three months ended March 31, 2014, the Partnership made cash distributions to the investor partners in the amount of $1,753,864 as compared to $1,970,916 for the three months ended March 31, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $59,570,239, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013
Oil sales	$1,199,290	$1,332,672
Barrels produced	12,862	15,837
Average price/bbl	$93.24	$84.15

Gas sales	$1,015,116	$862,758
Mcf produced	145,156	171,751
Average price/mcf	$6.99	$5.02

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $18,976, a 0.9% increase, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Of this increase, $144,016 and $338,344 were due to rises in the average prices of oil and gas sold, respectively. The average price increased to $93.24 from $84.15 per barrel (bbl) and to $6.99 from $5.02 per thousand cubic feet (mcf) for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

This increase was partially offset by decreases of $277,398 and $185,986 due to lower volumes of oil and gas sold, respectively. The volumes fell by 2,975 bbls and 26,595 mcf in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Lease operations. Lease operating expense during the three month period ended March 31, 2014 fell to $375,058 from $398,552 for the three month period ended March 31, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended March 31, 2014 increased to $108,046 from $86,968 for the three month period ended March 31, 2013. This was due to higher overall oil and gas revenue for the three month period ended March 31, 2014 and production tax credits received during the three month period ended March 31, 2013.

Administrative and general expense. Administrative and general expense decreased to $85,512 for the three month period ended March 31, 2014 from $104,398 for the three month period ended March 31, 2013 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2014 decreased to $556,086 from $659,324 for the three month period ended March 31, 2013. This was due to the net decrease in oil and gas production.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2014, a 10% change in the price received for oil and gas production would have had an approximate $221,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.  Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended March 31, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 15, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

