Form 10-Q
period 2014-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2014-08-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes☐ No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2014 and 2013
and the six months ended June 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$9,587	$1,873
Accounts receivable, affiliate	1,469,227	1,478,835
Prepaid state taxes	18,028	7,500
Total current assets	1,496,842	1,488,208

Oil and gas properties at cost, full-cost method	63,722,500	63,736,487
Less accumulated depreciation, depletion,
amortization and impairment	(34,563,437)	(33,396,019)
	29,159,063	30,340,468

Total assets	$30,655,905	$31,828,676

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$239,643	$257,383
Total current liabilities	239,643	257,383

Asset retirement obligation	1,071,392	1,064,146

Partners' capital	29,344,870	30,507,147

Total liabilities and partners' capital	$30,655,905	$31,828,676

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues and other income:
Oil sales	$1,431,221	$2,056,140	$2,630,511	$3,388,812
Gas sales	903,263	910,524	1,918,379	1,773,282
Interest income	143	—	143	—
Total revenues and other income	2,334,627	2,966,664	4,549,033	5,162,094

Expenses:
Lease operating expense	343,976	351,193	719,034	749,745
Production taxes	120,522	127,904	228,568	214,872
Administrative and general expense	110,787	102,888	196,299	207,286
Depreciation, depletion, and amortization	610,743	817,491	1,166,829	1,476,815
Cost ceiling write-down	—	1,286,337	—	1,286,337
Asset retirement obligation accretion	10,857	10,397	21,716	20,774
Total expenses	1,196,885	2,696,210	2,332,446	3,955,829

Net income	$1,137,742	$270,454	$2,216,587	$1,206,265

Basic and diluted net income per
partner interest
(13,242 interests outstanding)	$85.92	$20.42	$167.39	$91.09

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2014

 (Unaudited)

Total

Balance at December 31, 2013	$30,507,147

Cash distributions	(3,378,864)

Net income	2,216,587

Balance at June 30, 2014	$29,344,870

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,216,587	$1,206,265
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,166,829	1,476,815
Cost ceiling write-down	—	1,286,337
Asset retirement obligation accretion	21,716	20,774
Plugging and abandonment cost paid from asset retirement obligation	—	(1,449)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	9,608	(384,237)
Prepaid state taxes	(10,528)	(5,000)
Accounts payable, affiliate	(17,740)	126,413
Net cash provided by operating activities	3,386,472	3,725,918
Cash flows from investing activities:
Proceeds from sale of oil and gas properties	106	—
Purchase and development of oil and gas properties	—	(76,097)
Net cash provided by (used in) investing activities	106	(76,097)
Cash flows from financing activities:
Cash distributions to partners	(3,378,864)	(3,695,916)
Net cash used in financing activities	(3,378,864)	(3,695,916)
Net increase (decrease) in cash	7,714	(46,095)
Cash, beginning of period	1,873	46,485
Cash, end of period	$9,587	$390
Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(14,470)	$(11,123)

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

3.    Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2014 and 2013, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $1,286,337 on June 30, 2013 due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs on March 31, 2013, March 31, 2014, or June 30, 2014.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$1,064,146	$1,033,851
Liabilities incurred	13	7,790
Liabilities reduced due to sale and plugging and abandonments	(14,483)	(18,994)
Accretion expense	21,716	41,499
Balance, end of period	$1,071,392	$1,064,146

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,257,199 at June 30, 2014.

During the six months ended June 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $3,378,864 as compared to $3,695,916 for the six months ended June 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $61,195,239, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Oil sales	$1,431,221	$2,056,140
Barrels produced	14,908	22,878
Average price/bbl	$96.00	$89.87

Gas sales	$903,263	$910,524
Mcf produced	153,911	178,721
Average price/mcf	$5.87	$5.09

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $632,180, a 21.3% decline, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Of this decrease, $765,148 and $145,603 were due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 7,970 barrels (bbls) and 24,810 thousand cubic feet (mcf) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

These decreases were partially offset by increases of $140,229 and $138,342 due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $96.00 from $89.87 per bbl and to $5.87 from $5.09 per mcf for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Lease operations. Lease operating expense during the three month period ended June 30, 2014 fell to $343,976 from $351,193 for the three month period ended June 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2014 decreased to $120,522 from $127,904 for the three month period ended June 30, 2013. This was due to lower overall oil and gas revenue for the three month period ended June 30, 2014.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2014 increased to $110,787 from $102,888 for the three month period ended June 30, 2013 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2014 decreased to $610,743 from $817,491 for the three month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $1,286,337 on June 30, 2013 due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down on June 30, 2014.

Results of Operations

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013
Oil sales	$2,630,511	$3,388,812
Barrels produced	27,770	38,715
Average price/bbl	$94.72	$87.53

Gas sales	$1,918,379	$1,773,282
Mcf produced	299,067	350,472
Average price/mcf	$6.41	$5.06

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $613,204, an 11.9% decline, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Of this decrease, $1,036,764 and $329,740 were due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 10,945 barrels (bbls) and 51,405 thousand cubic feet (mcf) for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

These decreases were partially offset by increases of $278,463 and $474,837 due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $94.72 from $87.53 per bbl and to $6.41 from $5.06 per mcf for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Lease operations. Lease operating expense during the six month period ended June 30, 2014 fell to $719,034 from $749,745 for the six month period ended June 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2014 increased to $228,568 from $214,872 for the six month period ended June 30, 2013. This was due to production tax credits received during the six month period ended June 30, 2013.

Administrative and general expense. Administrative and general expense decreased to $196,299 for the six month period ended June 30, 2014 from $207,286 for the six month period ended June 30, 2013 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2014 decreased to $1,166,829 from $1,476,815 for the six month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $1,286,337 on June 30, 2013 due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs on March 31, 2013, March 31, 2014, or June 30, 2014.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $455,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended June 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

