Form 10-Q
period 2015-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2015-08-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2015 and 2014	4
and the six months ended June 30, 2015 and 2014

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2015	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$11,992	$9,571
Accounts receivable, affiliate	719,633	821,966
Prepaid state taxes	38,728	24,084
Total current assets	770,353	855,621

Oil and gas properties at cost, full-cost method	63,733,759	63,733,196
Less accumulated depreciation, depletion,
amortization and impairment	(47,884,222)	(36,504,452)
	15,849,537	27,228,744

Total assets	$16,619,890	$28,084,365

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$189,140	$246,053
Total current liabilities	189,140	246,053

Asset retirement obligation	1,116,714	1,093,815

Partners' capital	15,314,036	26,744,497

Total liabilities and partners' capital	$16,619,890	$28,084,365

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues and other income:
Oil sales	$622,965	$1,431,221	$1,079,172	$2,630,511
Gas sales	391,413	903,263	749,911	1,918,379
Interest income	—	143	—	143
Total revenues and other income	1,014,378	2,334,627	1,829,083	4,549,033

Expenses:
Lease operating expense	327,323	343,976	753,896	719,034
Production taxes	54,083	120,522	100,630	228,568
Administrative and general expense	57,064	110,787	111,196	196,299
Depreciation, depletion, and amortization	487,083	610,743	917,047	1,166,829
Cost ceiling write-down	5,529,631	—	10,462,723	—
Asset retirement obligation accretion	11,314	10,857	22,641	21,716
Total expenses	6,466,498	1,196,885	12,368,133	2,332,446

Net income (loss)	$(5,452,120)	$1,137,742	$(10,539,050)	$2,216,587

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2015

 (Unaudited)

Total

Balance at December 31, 2014	$26,744,497

Cash distributions	(891,411)

Net loss	(10,539,050)

Balance at June 30, 2015	$15,314,036

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(10,539,050)	$2,216,587
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	917,047	1,166,829
Cost ceiling write-down	10,462,723	—
Asset retirement obligation accretion	22,641	21,716
Changes in operating assets and liabilities:
Accounts receivable, affiliate	102,333	9,608
Prepaid state taxes	(14,644)	(10,528)
Accounts payable, affiliate	(56,913)	(17,740)
Net cash provided by operating activities	894,137	3,386,472

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	106
Purchase and development of oil and gas properties	(305)	—
Net cash provided by (used in) investing activities	(305)	106

Cash flows from financing activities:
Cash distributions to partners	(891,411)	(3,378,864)
Net cash used in financing activities	(891,411)	(3,378,864)

Net increase in cash	2,421	7,714
Cash, beginning of period	9,571	1,873

Cash, end of period	$11,992	$9,587

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$258	$(14,470)

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2015 and 2014, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

There were cost ceiling write-downs of $5,529,631 for the three months ended June 30, 2015 and $10,462,723 for the six months ended June 30, 2015 due to lower average oil and gas prices for the twelve months preceding each write-down. There were no cost ceiling write-downs during the six months ended June 30, 2014. Future declines in the 12-month average of oil, condensate, natural gas and NGLs prices could result in the recognition of additional ceiling impairments in 2015.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$1,093,815	$1,064,146
Liabilities incurred	1,790	3,434
Liabilities reduced due to settlements and sales	(1,532)	(17,135)
Accretion expense	22,641	43,370
Balance, end of period	$1,116,714	$1,093,815

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $581,213 at June 30, 2015.

During the six months ended June 30, 2015, the Partnership made cash distributions to the investor partners in the amount of $891,411 as compared to $3,378,864 for the six months ended June 30, 2014. The Partnership expects that cash distributions will continue during 2015 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $64,827,122, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014
Oil sales	$622,965	$1,431,221
Barrels produced	12,039	14,908
Average price/bbl	$51.75	$96.00

Gas sales	$391,413	$903,263
Mcf produced	135,496	153,911
Average price/mcf	$2.89	$5.87

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,320,106, a 56.5% decline, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Of this decline, $659,798 and $458,654 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $51.75 from $96.00 per barrel (bbl) and to $2.89 from $5.87 per thousand cubic feet (mcf) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Also contributing to the decline in sales were $148,458 and $53,196 due to lower volumes of oil and gas sold, respectively, by 2,869 bbls and 18,415 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2015 decreased to $327,323 from $343,976 for the three month period ended June 30, 2014 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2015 decreased to $54,083 from $120,522 for the three month period ended June 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2015 fell to $57,064 from $110,787 for the three month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2015 decreased to $487,083 from $610,743 for the three month period ended June 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $5,529,631 for the three months ended June 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended June 30, 2014.

Results of Operations

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015	2014
Oil sales	$1,079,172	$2,630,511
Barrels produced	22,303	27,770
Average price/bbl	$48.39	$94.72

Gas sales	$749,911	$1,918,379
Mcf produced	242,013	299,067
Average price/mcf	$3.10	$6.41

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $2,719,807, a 59.8% decline, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Of this decline, $1,286,808 and $991,678 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $48.39 from $94.72 per barrel (bbl) and to $3.10 from $6.41 per thousand cubic feet (mcf) for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Also contributing to the decline in sales were $264,531 and $176,790 due to lower volumes of oil and gas sold, respectively, by 5,467 bbls and 57,054 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2015 increased to $753,896 from $719,034 for the six month period ended June 30, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2015 decreased to $100,630 from $228,568 for the six month period ended June 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2015 fell to $111,196 from $196,299 for the six month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2015 decreased to $917,047 from $1,166,829 for the six month period ended June 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $10,462,723 for the six months ended June 30, 2015. These were due to lower average oil and gas prices for the twelve months preceding each write-down. There was no cost ceiling write-down during the six months ended June 30, 2014.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2015, a 10% change in the price received for oil and gas production would have had an approximate $183,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2014 annual report on internal control over financial reporting, and for the quarter ended June 30, 2015, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2015

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

