Form 10-Q
period 2015-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2015-11-16
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2015 and 2014	4
and the nine months ended September 30, 2015 and 2014

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2015	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$146,933	$9,571
Accounts receivable, affiliate	440,926	821,966
Prepaid state taxes	45,344	24,084
Total current assets	633,203	855,621

Oil and gas properties at cost, full-cost method	61,652,024	63,733,196
Less accumulated depreciation, depletion,
amortization and impairment	(50,272,597)	(36,504,452)
	11,379,427	27,228,744

Total assets	$12,012,630	$28,084,365

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$136,304	$246,053
Total current liabilities	136,304	246,053

Asset retirement obligation	1,051,343	1,093,815

Partners' capital	10,824,983	26,744,497

Total liabilities and partners' capital	$12,012,630	$28,084,365

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues and other income:
Oil sales	$346,548	$1,076,136	$1,425,720	$3,706,647
Gas sales	273,022	801,385	1,022,933	2,719,764
Interest income	—	—	—	143
Total revenues and other income	619,570	1,877,521	2,448,653	6,426,554

Expenses:
Lease operating expense	270,995	336,944	1,024,891	1,055,978
Production taxes	35,440	104,942	136,070	333,510
Administrative and general expense	41,047	86,882	152,243	283,181
Depreciation, depletion, and amortization	236,544	545,019	1,153,591	1,711,848
Cost ceiling write-down	2,138,669	—	12,601,392	—
Asset retirement obligation accretion	10,539	10,844	33,180	32,560
Total expenses	2,733,234	1,084,631	15,101,367	3,417,077

Net income (loss)	$(2,113,664)	$792,890	$(12,652,714)	$3,009,477

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2015

 (Unaudited)

Total

Balance at December 31, 2014	$26,744,497

Cash distributions	(3,266,800)

Net loss	(12,652,714)

Balance at September 30, 2015	$10,824,983

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(12,652,714)	$3,009,477
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,153,591	1,711,848
Cost ceiling write-down	12,601,392	—
Asset retirement obligation accretion	33,180	32,560
Changes in operating assets and liabilities:
Accounts receivable, affiliate	381,040	222,585
Prepaid state taxes	(21,260)	(18,556)
Accounts payable, affiliate	(115,324)	(49,985)
Net cash provided by operating activities	1,379,905	4,907,929

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	2,024,257	—
Purchase and development of oil and gas properties	—	(4,059)
Net cash provided by (used in) investing activities	2,024,257	(4,059)

Cash flows from financing activities:
Cash distributions to partners	(3,266,800)	(4,898,864)
Net cash used in financing activities	(3,266,800)	(4,898,864)

Net increase in cash	137,362	5,006
Cash, beginning of period	9,571	1,873

Cash, end of period	$146,933	$6,879

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(75,652)	$(12,357)

Change to property, plant and equipment related to accrual of
leaseholds	$5,575	$2,495

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2015 and 2014, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. The Partnership sold their interests in the University Block 37 prospect during the three months ended September 30, 2015 with proceeds of $2,019,151 credited to the full cost pool and no gain or loss recognized. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were cost ceiling write-downs totaling $12,601,392 for the nine months ended September 30, 2015 due to lower average oil and gas prices for the twelve months preceding each write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2014. We expect to record an additional impairment of our oil and natural gas properties during 2015 as a result of declining oil and natural gas prices. However, whether the amount of any such impairments will be similar in amount to prior impairments is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2015, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$1,093,815	$1,064,146
Liabilities incurred	1,790	3,434
Liabilities reduced due to settlements and sales	(77,442)	(17,135)
Accretion expense	33,180	43,370
Balance, end of period	$1,051,343	$1,093,815

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD(1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%
Costs and expenses:
Organization and offering costs(1)	0%	100%
Lease acquisition costs(1)	0%	100%
Tangible and intangible drilling costs(1)	100%	0%
Operating costs, reporting and legal expenses, general and
administrative expenses and all other costs	75%	25%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 15%. The Partnership's financial statements reflect its respective proportionate interest in the Program.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $496,899 at September 30, 2015.

During the nine months ended September 30, 2015, the Partnership made cash distributions to the investor partners in the amount of $3,266,800 as compared to $4,898,864 for the nine months ended September 30, 2014. The Partnership expects that cash distributions will continue during 2015 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $67,202,511, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014
Oil sales	$346,548	$1,076,136
Barrels produced	8,018	11,995
Average price/bbl	$43.22	$89.72

Gas sales	$273,022	$801,385
Mcf produced	97,371	145,329
Average price/mcf	$2.80	$5.51

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,257,951, a 67.0% decline, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Of this decline, $557,697 and $393,892 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $43.22 from $89.72 per barrel (bbl) and to $2.80 from $5.51 per thousand cubic feet (mcf) for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Also contributing to the decline in sales were $171,891 and $134,471 due to lower volumes of oil and gas sold, respectively, by 3,977 bbls and 47,958 mcf.

Lease operations. Lease operating expense during the three month period ended September 30, 2015 decreased to $270,995 from $336,944 for the three month period ended September 30, 2014 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2015 decreased to $35,440 from $104,942 for the three month period ended September 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2015 fell to $41,047 from $86,882 for the three month period ended September 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2015 decreased to $236,544 from $545,019 for the three month period ended September 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $2,138,669 for the three months ended September 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended September 30, 2014.

Results of Operations

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2015	2014
Oil sales	$1,425,720	$3,706,647
Barrels produced	30,321	39,765
Average price/bbl	$47.02	$93.21

Gas sales	$1,022,933	$2,719,764
Mcf produced	339,384	444,396
Average price/mcf	$3.01	$6.12

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $3,977,758, a 61.9% decline, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Of this decline, $1,836,862 and $1,380,316 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $47.02 from $93.21 per barrel (bbl) and to $3.01 from $6.12 per thousand cubic feet (mcf) for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Also contributing to the decline in sales were $444,065 and $316,515 due to lower volumes of oil and gas sold, respectively, by 9,444 bbls and 105,012 mcf.

Lease operations. Lease operating expense during the nine month period ended September 30, 2015 decreased to $1,024,891 from $1,055,978 for the nine month period ended September 30, 2014 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2015 decreased to $136,070 from $333,510 for the nine month period ended September 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2015 fell to $152,243 from $283,181 for the nine month period ended September 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2015 decreased to $1,153,591 from $1,711,848 for the nine month period ended September 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $12,601,392 for the nine months ended September 30, 2015. These were due to lower average oil and gas prices for the twelve months preceding each write-down. There was no cost ceiling write-down during the nine months ended September 30, 2014.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2015, a 10% change in the price received for oil and gas production would have had an approximate $245,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2014 annual report on internal control over financial reporting, and for the quarter ended September 30, 2015, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 16, 2015

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

