Form 10-Q
period 2016-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2016-05-16
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2016 and 2015	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2016	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$6,586	$42,148
Accounts receivable, affiliate	312,258	388,345
Prepaid state taxes	26,464	19,848
Total current assets	345,308	450,341

Oil and gas properties at cost, full-cost method	63,680,668	63,680,296
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(57,135,137)	(56,135,661)
	6,545,531	7,544,635

Total assets	$6,890,839	$7,994,976

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$176,948	$118,022
Total current liabilities	176,948	118,022

Asset retirement obligation	1,072,589	1,061,606

Partners' capital	5,641,302	6,815,348

Total liabilities and partners' capital	$6,890,839	$7,994,976

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2016	2015
Revenues:
Oil sales	$260,957	$456,207
Gas sales	209,565	358,498
Total revenues	470,522	814,705

Expenses:
Lease operating expense	332,178	426,573
Production taxes	26,730	46,547
Administrative and general expense	38,184	54,132
Depreciation, depletion, and amortization	154,859	429,964
Cost ceiling write-down	844,617	4,933,092
Asset retirement obligation accretion	10,983	11,327
Total expenses	1,407,551	5,901,635

Net loss	$(937,029)	$(5,086,930)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the three months ended March 31, 2016

 (Unaudited)

Total

Balance at December 31, 2015	$6,815,348

Cash distributions	(237,017)

Net loss	(937,029)

Balance at March 31, 2016	$5,641,302

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(937,029)	$(5,086,930)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion, and amortization	154,859	429,964
Cost ceiling write-down	844,617	4,933,092
Asset retirement obligation accretion	10,983	11,327
Changes in operating assets and liabilities:
Accounts receivable, affiliate	76,087	278,563
Prepaid state taxes	(6,616)	(8,028)
Accounts payable, affiliate	58,926	(23,328)
Net cash provided by operating activities	201,827	534,660

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	3,231
Purchase and development of oil and gas properties	(372)	—
Net cash (used in) provided by investing activities	(372)	3,231

Cash flows from financing activities:
Cash distributions to partners	(237,017)	(536,411)
Net cash used in financing activities	(237,017)	(536,411)

Net (decrease) increase in cash	(35,562)	1,480
Cash, beginning of period	42,148	9,571

Cash, end of period	$6,586	$11,051

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

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2015, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs of $844,617 and $4,933,092 for the three months ended March 31, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$1,061,606	$1,093,815
Liabilities incurred	—	1,799
Liabilities reduced due to settlements and sales of property	—	(77,715)
Accretion expense	10,983	43,707
Balance, end of period	$1,072,589	$1,061,606

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $168,360 at March 31, 2016.

The Partnership had reduced cash flows from operations for the three months ended March 31, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the three months ended March 31, 2016, the Partnership made cash distributions to the investor partners in the amount of $237,017 as compared to $536,411 for the three months ended March 31, 2015. Since inception, the Partnership has made distributions of $67,856,641, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015
Oil sales	$260,957	$456,207
Barrels produced	8,945	10,264
Average price/bbl	$29.17	$44.45

Gas sales	$209,565	$358,498
Mcf produced	99,318	106,517
Average price/mcf	$2.11	$3.37

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $344,183, a 42.2% decline, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Of this decline, $156,770 and $133,743 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $29.17 from $44.45 per barrel (bbl) and to $2.11 from $3.37 per thousand cubic feet (mcf) for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Also contributing to the decline in sales were $38,480 and $15,190 due to lower volumes of oil and gas sold, respectively, by 1,319 bbls and 7,199 mcf.

Lease operations. Lease operating expense during the three month period ended March 31, 2016 decreased to $332,178 from $426,573 for the three month period ended March 31, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended March 31, 2016 decreased to $26,730 from $46,547 for the three month period ended March 31, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2016 fell to $38,184 from $54,132 for the three month period ended March 31, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2016 decreased to $154,859 from $429,964 for the three month period ended March 31, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $844,617 and $4,933,092 for the three months ended March 31, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2016, a 10% change in the price received for oil and gas production would have had an approximate $47,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended March 31, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 16, 2016

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

