Form 10-Q
period 2016-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2016-08-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$2,418	$42,148
Accounts receivable, affiliate	434,566	388,345
Prepaid state taxes	27,779	19,848
Total current assets	464,763	450,341

Oil and gas properties at cost, full-cost method	63,693,181	63,680,296
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(57,421,717)	(56,135,661)
	6,271,464	7,544,635

Total assets	$6,736,227	$7,994,976

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$153,998	$118,022
Total current liabilities	153,998	118,022

Asset retirement obligation	1,092,315	1,061,606

Partners’ capital	5,489,914	6,815,348

Total liabilities and partners’ capital	$6,736,227	$7,994,976

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$355,972	$622,965	$616,929	$1,079,172
Gas sales	267,393	391,413	476,958	749,911
Total revenues	623,365	1,014,378	1,093,887	1,829,083

Expenses:
Lease operating expense	269,161	327,323	601,339	753,896
Production taxes	37,110	54,083	63,840	100,630
Administrative and general expense	45,737	57,064	83,921	111,196
Depreciation, depletion, and amortization	140,096	487,083	294,955	917,047
Cost ceiling write-down	146,484	5,529,631	991,101	10,462,723
Asset retirement obligation accretion	11,165	11,314	22,148	22,641
Total expenses	649,753	6,466,498	2,057,304	12,368,133

Net loss	$(26,388)	$(5,452,120)	$(963,417)	$(10,539,050)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2016

(Unaudited)

Total

Balance at December 31, 2015	$6,815,348

Cash distributions	(362,017)

Net loss	(963,417)

Balance at June 30, 2016	$5,489,914

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(963,417)	$(10,539,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	294,955	917,047
Cost ceiling write-down	991,101	10,462,723
Asset retirement obligation accretion	22,148	22,641
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(46,221)	102,333
Prepaid state taxes	(7,931)	(14,644)
Accounts payable, affiliate	35,976	(56,913)
Net cash provided by operating activities	326,611	894,137

Cash flows from investing activities:
Purchase and development of oil and gas properties	(4,324)	(305)
Net cash used in investing activities	(4,324)	(305)

Cash flows from financing activities:
Cash distributions to partners	(362,017)	(891,411)
Net cash used in financing activities	(362,017)	(891,411)

Net (decrease) increase in cash	(39,730)	2,421
Cash, beginning of period	42,148	9,571

Cash, end of period	$2,418	$11,992

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$8,561	$258

Change to property, plant and equipment related to accrual of leaseholds	$—	$—

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $991,101 and $10,462,723 for the six months ended June 30, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$1,061,606	$1,093,815
Liabilities incurred	8,652	1,799
Liabilities reduced due to settlements and sales of property	(91)	(77,715)
Accretion expense	22,148	43,707
Balance, end of period	$1,092,315	$1,061,606

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $310,765 at June 30, 2016.

The Partnership had reduced cash flows from operations for the six months ended June 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the six months ended June 30, 2016, the Partnership made cash distributions to the investor partners in the amount of $362,017 as compared to $891,411 for the six months ended June 30, 2015. Since inception, the Partnership has made distributions of $67,981,641, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Oil sales	$355,972	$622,965
Barrels produced	8,973	12,039
Average price/bbl	$39.67	$51.75

Gas sales	$267,393	$391,413
Mcf produced	108,529	135,496
Average price/mcf	$2.46	$2.89

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $391,013, a 38.5% decline, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Of this decline, $145,360 and $57,579 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $39.67 from $51.75 per barrel (bbl) and to $2.46 from $2.89 per thousand cubic feet (mcf) for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Also contributing to the decline in sales were $121,633 and $66,441 due to lower volumes of oil and gas sold, respectively, by 3,066 bbls and 26,967 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2016 decreased to $269,161 from $327,323 for the three month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2016 decreased to $37,110 from $54,083 for the three month period ended June 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2016 fell to $45,737 from $57,064 for the three month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2016 decreased to $140,096 from $487,083 for the three month period ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $146,484 and $5,529,631 for the three months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

Results of Operations

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
Oil sales	$616,929	$1,079,172
Barrels produced	17,918	22,303
Average price/bbl	$34.43	$48.39

Gas sales	$476,958	$749,911
Mcf produced	207,847	242,013
Average price/mcf	$2.29	$3.10

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $735,196, a 40.2% decline, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Of this decline, $311,264 and $194,550 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $34.43 from $48.39 per barrel (bbl) and to $2.29 from $3.10 per thousand cubic feet (mcf) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Also contributing to the decline in sales were $150,979 and $78,403 due to lower volumes of oil and gas sold, respectively, by 4,385 bbls and 34,166 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2016 decreased to $601,339 from $753,896 for the six month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2016 decreased to $63,840 from $100,630 for the six month period ended June 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2016 fell to $83,921 from $111,196 for the six month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2016 decreased to $294,955 from $917,047 for the six month period ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $991,101 and $10,462,723 for the six months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $109,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended June 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 15, 2016

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

