Form 10-Q
period 2017-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2017-05-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No 000-53959

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$15,061	$6,169
Accounts receivable, affiliate	372,358	428,748
Prepaid state taxes	5,257	3,943
Total current assets	392,676	438,860

Oil and gas properties at cost, full-cost method	63,704,542	63,701,723
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(57,887,729)	(57,802,172)
	5,816,813	5,899,551
Total assets	$6,209,489	$6,338,411

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$106,098	$119,696
Total current liabilities	106,098	119,696

Asset retirement obligation	1,126,011	1,114,463

Partners’ capital	4,977,380	5,104,252

Total liabilities and partners’ capital	$6,209,489	$6,338,411

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2017	2016
Revenues:
Oil sales	$295,389	$260,957
Gas sales	300,953	209,565
Total revenues	596,342	470,522

Expenses:
Lease operating expense	201,965	332,178
Production taxes	32,938	26,730
Administrative and general expense	34,831	38,184
Depreciation, depletion, and amortization	85,557	154,859
Cost ceiling write-down	—	844,617
Asset retirement obligation accretion	11,548	10,983
Total expenses	366,839	1,407,551

Net income (loss)	$229,503	$(937,029)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2017
(Unaudited)

Partners’ Capital

Balance at December 31, 2016	$5,104,252

Cash distributions	(356,375)

Net income	229,503

Balance at March 31, 2017	$4,977,380

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$229,503	$(937,029)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	85,557	154,859
Cost ceiling write-down	—	844,617
Asset retirement obligation accretion	11,548	10,983
Changes in operating assets and liabilities:
Accounts receivable, affiliate	56,390	76,087
Prepaid state taxes	(1,314)	(6,616)
Accounts payable, affiliate	(13,598)	58,926
Net cash provided by operating activities	368,086	201,827

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,819)	(372)
Net cash used in investing activities	(2,819)	(372)

Cash flows from financing activities:
Cash distributions to partners	(356,375)	(237,017)
Net cash used in financing activities	(356,375)	(237,017)

Net increase (decrease) in cash	8,892	(35,562)
Cash, beginning of period	6,169	42,148

Cash, end of period	$15,061	$6,586

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 09-A, L.P., (the "Registrant" or the "Partnership"), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 26, 2009. The offering of limited and general partner interests began May 1, 2009 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 28, 2009, with total investor contributions of $66,210,000 originally being sold to accredited investors of which $62,140,000 were sold to accredited investors as general partner interests and $4,070,000 were sold to accredited investors as limited partner interests. During 2011, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation ("MD"), a Delaware Corporation, has been appointed as the Partnership's managing general partner. MD has no significant equity interest in the Partnership.

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2016, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There was a cost ceiling write-down of $844,617 for the three months ended March 31, 2016. There was no cost ceiling write-down for the three months ended March 31, 2017.

4.	Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$1,114,463	$1,061,606
Liabilities incurred	—	8,652
Liabilities reduced due to settlements	—	(91)
Accretion expense	11,548	44,296
Balance, end of period	$1,126,011	$1,114,463

5.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 09-A, L.P. ("the Partnership") was formed February 26, 2009. The offering of limited and general partnership interests began May 1, 2009 and concluded August 28, 2009, with total investor contributions of $66,210,000. During 2011, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $286,578 at March 31, 2017.

During the three months ended March 31, 2017, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $356,375 as compared to $536,411 for the three months ended March 31, 2016. Since inception, the Partnership has made distributions of $68,952,253, inclusive of state tax payments.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016
Oil sales	$295,389	$260,957
Barrels produced	6,133	8,945
Average price/bbl	$48.16	$29.17

Gas sales	$300,953	$209,565
Mcf produced	84,531	99,318
Average price/mcf	$3.56	$2.11

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $125,820, a 26.7% rise, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Of this increase, $169,869 and $144,034 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $48.16 from $29.17 per barrel (bbl) and to $3.56 from $2.11 per thousand cubic feet (mcf) for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Partially offsetting these increases were decreases of $135,437 and $52,646 from declines in the volumes of oil and gas sold by 2,812 bbls and 14,787 mcf.

Lease operations. Lease operating expense during the three month period ended March 31, 2017 decreased to $201,965 from $332,178 for the three month period ended March 31, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended March 31, 2017 increased to $32,938 from $26,730 for the three month period ended March 31, 2016. This was due to higher overall oil and gas revenue for the three month period ended March 31, 2017.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2017 fell to $34,831 from $38,184 for the three month period ended March 31, 2016 due to lower reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended March 31, 2017 decreased to $85,557 from $154,859 for the three months ended March 31, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

Cost ceiling write-down. There was a cost ceiling write-down of $844,617 for the three months ended March 31, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended March 31, 2017.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2017, a 10% change in the price received for oil and gas production would have had an approximate $60,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2016 annual report on internal control over financial reporting, and for the quarter ended March 31, 2017, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2017

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

