Form 10-Q
period 2017-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2017-08-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes  ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$25,251	$6,169
Accounts receivable, affiliate	374,374	428,748
Prepaid state taxes	5,465	3,943
Total current assets	405,090	438,860

Oil and gas properties at cost, full-cost method	63,704,854	63,701,723
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(57,987,893)	(57,802,172)
	5,716,961	5,899,551

Total assets	$6,122,051	$6,338,411

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$104,207	$119,696
Total current liabilities	104,207	119,696

Asset retirement obligation	1,137,559	1,114,463

Partners' capital	4,880,285	5,104,252

Total liabilities and partners' capital	$6,122,051	$6,338,411

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$325,589	$355,972	$620,978	$616,929
Gas sales	304,571	267,393	605,524	476,958
Total revenues	630,160	623,365	1,226,502	1,093,887

Expenses:
Lease operating expense	211,682	269,161	413,647	601,339
Production taxes	38,228	37,110	71,166	63,840
Administrative and general expense	40,633	45,737	75,464	83,921
Depreciation, depletion, and amortization	100,164	140,096	185,721	294,955
Cost ceiling write-down	—	146,484	—	991,101
Asset retirement obligation accretion	11,548	11,165	23,096	22,148
Total expenses	402,255	649,753	769,094	2,057,304
Net income (loss)	$227,905	$(26,388)	$457,408	$(963,417)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2017
(Unaudited)

Partners’ Capital

Balance at December 31, 2016	$5,104,252

Cash distributions	(681,375)

Net income	457,408

Balance at June 30, 2017	$4,880,285

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$457,408	$(963,417)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	185,721	294,955
Cost ceiling write-down	—	991,101
Asset retirement obligation accretion	23,096	22,148
Changes in operating assets and liabilities:
Accounts receivable, affiliate	54,374	(46,221)
Prepaid state taxes	(1,522)	(7,931)
Accounts payable, affiliate	(15,489)	35,976
Net cash provided by operating activities	703,588	326,611

Cash flows from investing activities:
Purchase and development of oil and gas properties	(3,131)	(4,324)
Net cash used in investing activities	(3,131)	(4,324)

Cash flows from financing activities:
Cash distributions to partners	(681,375)	(362,017)
Net cash used in financing activities	(681,375)	(362,017)

Net increase (decrease) in cash	19,082	(39,730)
Cash, beginning of period	6,169	42,148
Cash, end of period	$25,251	$2,418
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$—	$8,561

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $991,101 for the six months ended June 30, 2016. There were no cost ceiling write-downs for the six months ended June 30, 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$1,114,463	$1,061,606
Liabilities incurred	—	8,652
Liabilities reduced due to settlements	—	(91)
Accretion expense	23,096	44,296
Balance, end of period	$1,137,559	$1,114,463

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

 ____________________

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $300,883 at June 30, 2017.

During the six months ended June 30, 2017, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $681,375 as compared to $362,017 for the six months ended June 30, 2016. Since inception, the Partnership has made distributions of $69,277,253, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016
Oil sales	$325,589	$355,972
Barrels produced	7,014	8,973
Average price/bbl	$46.42	$39.67

Gas sales	$304,571	$267,393
Mcf produced	90,593	108,529
Average price/mcf	$3.36	$2.46

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $6,795, a 1.1% rise, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Of this increase, $60,554 and $97,478 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $46.42 from $39.67 per barrel (bbl) and to $3.36 from $2.46 per thousand cubic feet (mcf) for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Partially offsetting these increases were decreases of $90,937 and $60,300 from declines in the volumes of oil and gas sold by 1,959 bbls and 17,936 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2017 decreased to $211,682 from $269,161 for the three month period ended June 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended June 30, 2017 increased to $38,228 from $37,110 for the three month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the three month period ended June 30, 2017.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2017 fell to $40,633 from $45,737 for the three month period ended June 30, 2016 due to lower reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2017 decreased to $100,164 from $140,096 for the three months ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $146,484 for the three months ended June 30, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended June 30, 2017.

Results of Operations

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Oil sales	$620,978	$616,929
Barrels produced	13,147	17,918
Average price/bbl	$47.23	$34.43

Gas sales	$605,524	$476,958
Mcf produced	175,124	207,847
Average price/mcf	$3.46	$2.29

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $132,615, a 12.1% rise, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Of this increase, $229,400 and $241,712 were due to inclines in the average prices of oil and gas sold, respectively. The average price rose to $47.23 from $34.43 per barrel (bbl) and to $3.46 from $2.29 per thousand cubic feet (mcf) for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Partially offsetting these increases were decreases of $225,351 and $113,146 from declines in the volumes of oil and gas sold by 4,771 bbls and 32,723 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2017 decreased to $413,647 from $601,339 for the six month period ended June 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the six month period ended June 30, 2017 increased to $71,166 from $63,840 for the six month period ended June 30, 2016. This was due to higher overall oil and gas revenue for the six month period ended June 30, 2017.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2017 fell to $75,464 from $83,921 for the six month period ended June 30, 2016 due to lower reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2017 decreased to $185,721 from $294,955 for the six months ended June 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $991,101 for the six months ended June 30, 2016. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the six months ended June 30, 2017.

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

2.       Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2017, a 10% change in the price received for oil and gas production would have had an approximate $123,000 impact on revenue.

 3.       Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2016 annual report on internal control over financial reporting, and for the quarter ended June 30, 2017, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2017

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

