Form 10-Q
period 2017-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2017-11-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$24,820	$6,169
Accounts receivable, affiliate	355,566	428,748
Prepaid state taxes	5,673	3,943
Total current assets	386,059	438,860

Oil and gas properties at cost, full-cost method	63,705,603	63,701,723
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(58,075,906)	(57,802,172)
	5,629,697	5,899,551

Total assets	$6,015,756	$6,338,411

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$92,018	$119,696
Total current liabilities	92,018	119,696

Asset retirement obligation	1,149,784	1,114,463

Partners' capital	4,773,954	5,104,252

Total liabilities and partners' capital	$6,015,756	$6,338,411

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$260,285	$300,498	$881,263	$917,427
Gas sales	280,065	271,095	885,589	748,053
Total revenues	540,350	571,593	1,766,852	1,665,480

Expenses:
Lease operating expense	186,353	219,977	600,000	821,316
Production taxes	32,205	33,936	103,371	97,776
Administrative and general expense	28,499	29,097	103,963	113,018
Depreciation, depletion, and amortization	88,013	116,409	273,734	411,364
Cost ceiling write-down	—	138,644	—	1,129,745
Asset retirement obligation accretion	11,555	11,074	34,651	33,222
Total expenses	346,625	549,137	1,115,719	2,606,441

Net income (loss)	$193,725	$22,456	$651,133	$(940,961)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2017

(Unaudited)

Partners' Capital

Balance at December 31, 2016	$5,104,252

Cash distributions	(981,431)
Net income	651,133

Balance at September 30, 2017	$4,773,954

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$651,133	$(940,961)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	273,734	411,364
Cost ceiling write-down	—	1,129,745
Asset retirement obligation accretion	34,651	33,222
Changes in operating assets and liabilities:
Accounts receivable, affiliate	73,182	2,870
Prepaid state taxes	(1,730)	(9,245)
Accounts payable, affiliate	(27,678)	(14,662)
Net cash provided by operating activities	1,003,292	612,333

Cash flows from investing activities:
Purchase and development of oil and gas properties	(3,210)	(12,346)
Net cash used in investing activities	(3,210)	(12,346)

Cash flows from financing activities:
Cash distributions to partners	(981,431)	(627,290)
Net cash used in financing activities	(981,431)	(627,290)

Net increase (decrease) in cash	18,651	(27,303)
Cash, beginning of period	6,169	42,148

Cash, end of period	$24,820	$14,845

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$670	$8,561

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The standard outlines a single comprehensive model for revenue recognition based on the core principle that an entity will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

We continue to evaluate the impact of the ASU on our accounting policies, internal controls, and financial statements and related disclosures. We only have non-operated working interests in oil and gas wells and receive monthly net revenue checks from the operator of the oil and gas wells in which we have working interests. We have reviewed our partnership, joint operating and marketing agreements as they relate to our non-operated working interests and this ASU. The ASU includes provisions regarding future revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship. We are evaluating the impact, if any, on the presentation of our future revenues and expenses under this gross-versus-net presentation guidance. Based upon our assessments performed to date, we do not expect the ASU to have a material effect on the timing of revenue recognition or our financial position, although our assessment, which we expect to complete during the fourth quarter, is still under evaluation. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to capital on the opening balance sheet. We will adopt the new standard on January 1, 2018, using the modified retrospective approach with a cumulative adjustment to capital as necessary.

3.          Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,129,745 for the nine months ended September 30, 2016. There were no cost ceiling write-downs for the nine months ended September 30, 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$1,114,463	$1,061,606
Liabilities incurred	670	8,652
Liabilities reduced due to settlements	—	(91)
Accretion expense	34,651	44,296
Balance, end of period	$1,149,784	$1,114,463

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $294,041 at September 30, 2017.

During the nine months ended September 30, 2017, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $981,431 as compared to $627,290 for the nine months ended September 30, 2016. Since inception, the Partnership has made distributions of $69,577,309, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

	Three Months Ended September 30,
	2017	2016
Oil sales	$260,285	$300,498
Barrels produced	5,850	7,289
Average price/bbl	$44.49	$41.23

Gas sales	$280,065	$271,095
Mcf produced	82,156	93,992
Average price/mcf	$3.41	$2.88

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $31,243, a 5.5% decline, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Of this decrease, $64,026 and $40,348 were due to declines in the volumes of oil and gas sold, respectively, by 1,439 barrels (bbls) and 11,836 thousand cubic feet (mcf).

Partially offsetting these decreases were increases of $23,813 and $49,318 in the average prices of oil and gas sold, respectively. The average price rose to $44.49 from $41.23 per bbl and to $3.41 from $2.88 per mcf for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Lease operations. Lease operating expense during the three month period ended September 30, 2017 decreased to $186,353 from $219,977 for the three month period ended September 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended September 30, 2017 decreased to $32,205 from $33,936 for the three month period ended September 30, 2016. This was due to lower overall oil and gas revenue for the three month period ended September 30, 2017.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2017 decreased to $88,013 from $116,409 for the three months ended September 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $138,644 for the three months ended September 30, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended September 30, 2017.

Results of Operations

For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
Oil sales	$881,263	$917,427
Barrels produced	18,997	25,207
Average price/bbl	$46.39	$36.40

Gas sales	$885,589	$748,053
Mcf produced	257,280	301,839
Average price/mcf	$3.44	$2.48

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $101,372, a 6.1% rise, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Of this increase, $251,915 and $290,913 were due to increases in the average prices of oil and gas sold, respectively. The average price rose to $46.39 from $36.40 per barrel (bbl) and to $3.44 from $2.48 per thousand cubic feet (mcf) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Partially offsetting these increases were decreases of $288,079 and $153,377 from declines in the volumes of oil and gas sold, respectively, by 6,210 bbls and 44,559 mcf.

Lease operations. Lease operating expense during the nine month period ended September 30, 2017 decreased to $600,000 from $821,316 for the nine month period ended September 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the nine month period ended September 30, 2017 increased to $103,371 from $97,776 for the nine month period ended September 30, 2016. This was due to higher overall oil and gas revenue for the nine month period ended September 30, 2017.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2017 fell to $103,963 from $113,018 for the nine month period ended September 30, 2016 due to lower reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2017 decreased to $273,734 from $411,364 for the nine months ended September 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,129,745 for the nine months ended September 30, 2016. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the nine months ended September 30, 2017.

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

2.           Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2017, a 10% change in the price received for oil and gas production would have had an approximate $177,000 impact on revenue.

3.           Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2016 annual report on internal control over financial reporting, and for the quarter ended September 30, 2017, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      November 14, 2017

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

