Form 10-Q
period 2018-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2018-08-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$9,981	$6,521
Accounts receivable, affiliate	492,309	413,259
Prepaid state taxes	2,106	624
Total current assets	504,396	420,404

Oil and gas properties at cost, full-cost method	63,851,649	63,706,591
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(58,349,981)	(58,165,659)
	5,501,668	5,540,932

Total assets	$6,006,064	$5,961,336

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$194,568	$118,662
Total current liabilities	194,568	118,662

Asset retirement obligation	1,184,520	1,159,948
Total liabilities	1,379,088	1,278,610

Partners’ capital	4,626,976	4,682,726

Total liabilities and partners’ capital	$6,006,064	$5,961,336

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$444,241	$325,589	$824,558	$620,978
Gas sales	273,383	304,571	521,452	605,524
Total revenues	717,624	630,160	1,346,010	1,226,502

Expenses:
Lease operating expense	184,747	211,682	442,415	413,647
Production taxes	44,732	38,228	83,628	71,166
Administrative and general expense	51,009	40,633	82,400	75,464
Depreciation, depletion, and amortization	99,497	100,164	184,322	185,721
Asset retirement obligation accretion	12,035	11,548	24,070	23,096
Total expenses	392,020	402,255	816,835	769,094

Net income	$325,604	$227,905	$529,175	$457,408

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2018

(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$4,682,726

Cash distributions	(584,925)
Net income	529,175

Balance at June 30, 2018	$4,626,976

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$529,175	$457,408
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	184,322	185,721
Asset retirement obligation accretion	24,070	23,096
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(79,050)	54,374
Prepaid state taxes	(1,482)	(1,522)
Accounts payable, affiliate	75,906	(15,489)
Net cash provided by operating activities	732,941	703,588

Cash flows from investing activities:
Development of oil and gas properties	(144,556)	(3,131)
Net cash used in investing activities	(144,556)	(3,131)

Cash flows from financing activities:
Cash distributions to partners	(584,925)	(681,375)
Net cash used in financing activities	(584,925)	(681,375)

Net increase in cash	3,460	19,082
Cash, beginning of period	6,521	6,169
Cash, end of period	$9,981	$25,251

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$502	$—

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

The Partnership has reviewed its partnership, joint operating and marketing agreements as they relate to its non-operated working interests and this ASU, which includes provisions regarding revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship, and has evaluated the impact on the presentation of its revenues and expenses under this gross-versus-net presentation guidance. Based on its review of how information about revenue has been presented for other purposes, including disclosures presented outside the financial statements and information used by management for evaluating performance operations, the appropriate categories for the disaggregation of revenue are oil and gas sales, as presented in the Partnership’s financial statements and related disclosures .

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

3.          Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2018 or 2017.

4.          Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$1,159,948	$1,114,463
Liabilities incurred	502	712
Liabilities reduced due to settlements	—	(1,377)
Accretion expense	24,070	46,150
Balance, end of period	$1,184,520	$1,159,948

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $309,828 at June 30, 2018.

During the six months ended June 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $584,925 as compared to $681,375, for the six months ended June 30, 2017. Since inception, the Partnership has made distributions of $70,482,491, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Oil sales	$444,241	$325,589
Barrels produced	7,007	7,014
Average price/bbl	$63.40	$46.42

Gas sales	$273,383	$304,571
Mcf produced	80,751	90,593
Average price/mcf	$3.39	$3.36

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $87,464, a 13.9% increase, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Of this increase, $119,096 and $2,132 were due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $63.40 from $46.42 per barrel (bbl) and to $3.39 from $3.36 per thousand cubic feet (mcf) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Partially offsetting the increase in revenue were decreases of $444 and $33,320 due to declines in the volumes of oil and gas sold, respectively. The volumes sold decreased by 7 bbls and 9,842 mcf for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Lease operations. Lease operating expense during the three months ended June 30, 2018 decreased to $184,747 from $211,682 for the three months ended June 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three months ended June 30, 2018 increased to $44,732 from $38,228 for the three months ended June 30, 2017. This was due to higher overall oil and gas revenue for the three months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2018 rose to $51,009 from $40,633 for the three months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Results of Operations

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Oil sales	$824,558	$620,978
Barrels produced	13,253	13,147
Average price/bbl	$62.22	$47.23

Gas sales	$521,452	$605,524
Mcf produced	154,139	175,124
Average price/mcf	$3.38	$3.46

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $119,508, a 9.7% increase, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Of this increase, $196,985 was due to a rise in the average price of oil sold. The average price rose to $62.22 from $47.23 per barrel (bbl) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Also contributing to the increase in revenue was $6,595 due to a rise in the volume of oil sold by 106 bbls for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Partially offsetting the increase in revenue was a decrease of $70,992 due to a decline in the volume of gas sold by 20,985 thousand cubic feet (mcf) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Also, partially offsetting these increases was a decrease of $13,080 from a decline in the average price of gas sold. The average price fell to $3.38 from $3.46 per mcf for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Lease operations. Lease operating expense during the six months ended June 30, 2018 increased to $442,415 from $413,647 for the six months ended June 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the six months ended June 30, 2018 increased to $83,628 from $71,166 for the six months ended June 30, 2017. This was due to higher overall oil and gas revenue for the six months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2018 rose to $82,400 from $75,464 for the six months ended June 30, 2017 due to decreased administrative expenses allocable to the Partnership.

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

2.           Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $135,000 impact on revenue.

3.           Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended June 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      August 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

