Form 10-Q
period 2018-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2018-11-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$5,155	$6,521
Accounts receivable, affiliate	380,935	413,259
Prepaid state taxes	3,380	624
Total current assets	389,470	420,404

Oil and gas properties at cost, full-cost method	63,851,679	63,706,591
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(58,436,344)	(58,165,659)
	5,415,335	5,540,932

Total assets	$5,804,805	$5,961,336

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$88,227	$118,662
Total current liabilities	88,227	118,662

Asset retirement obligation	1,196,555	1,159,948
Total liabilities	1,284,782	1,278,610

Partners’ capital	4,520,023	4,682,726

Total liabilities and partners’ capital	$5,804,805	$5,961,336

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$292,521	$260,285	$1,117,079	$881,263
Gas sales	238,727	280,065	760,179	885,589
Total revenues	531,248	540,350	1,877,258	1,766,852

Expenses:
Lease operating expense	184,435	186,353	626,850	600,000
Production taxes	32,024	32,205	115,652	103,371
Administrative and general expense	28,269	28,499	110,669	103,963
Depreciation, depletion, and amortization	86,363	88,013	270,685	273,734
Asset retirement obligation accretion	12,035	11,555	36,105	34,651
Total expenses	343,126	346,625	1,159,961	1,115,719

Net income	$188,122	$193,725	$717,297	$651,133

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2018
(Unaudited)

Partners’ Capital
Balance at December 31, 2017	$4,682,726

Cash distributions	(880,000)
Net income	717,297

Balance at September 30, 2018	$4,520,023

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$717,297	$651,133
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	270,685	273,734
Asset retirement obligation accretion	36,105	34,651
Changes in operating assets and liabilities:
Accounts receivable, affiliate	32,324	73,182
Prepaid state taxes	(2,756)	(1,730)
Accounts payable, affiliate	(30,435)	(27,678)
Net cash provided by operating activities	1,023,220	1,003,292

Cash flows from investing activities:
Development of oil and gas properties	(144,586)	(3,210)
Net cash used in investing activities	(144,586)	(3,210)

Cash flows from financing activities:
Cash distributions to partners	(880,000)	(981,431)
Net cash used in financing activities	(880,000)	(981,431)

Net (decrease) increase in cash	(1,366)	18,651
Cash, beginning of period	6,521	6,169
Cash, end of period	$5,155	$24,820
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$502	$670

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2018 or 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$1,159,948	$1,114,463
Liabilities incurred	502	712
Liabilities reduced due to settlements	—	(1,377)
Accretion expense	36,105	46,150
Balance, end of period	$1,196,555	$1,159,948

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $301,243 at September 30, 2018.

During the nine months ended September 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $880,000 as compared to $981,431, for the nine months ended September 30, 2017. Since inception, the Partnership has made distributions of $70,777,566, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Oil sales	$292,521	$260,285
Barrels produced	4,818	5,850
Average price/bbl	$60.71	$44.49

Gas sales	$238,727	$280,065
Mcf produced	71,863	82,156
Average price/mcf	$3.32	$3.41

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $9,102, a 1.7% decline, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Of this decline, $62,657 and $34,193 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 1,032 barrels (bbls) and 10,293 thousand cubic feet (mcf) for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Also contributing to the decline in revenue was $7,145 from a decrease in the average price of gas sold to $3.32 from $3.41 per mcf for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Partially offsetting the decrease in revenue was an increase of $94,893 from an increase in the average price of oil sold to $60.71 from $44.49 per bbl for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Lease operations. Lease operating expense during the three months ended September 30, 2018 decreased to $184,435 from $186,353 for the three months ended September 30, 2017 due to fewer well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2018 decreased to $86,363 from $88,013 for the three months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Results of Operations

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Oil sales	$1,117,079	$881,263
Barrels produced	18,071	18,997
Average price/bbl	$61.82	$46.39

Gas sales	$760,179	$885,589
Mcf produced	226,002	257,280
Average price/mcf	$3.36	$3.44

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $110,406, a 6.2% increase, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Of this increase, $293,058 was due to a rise in the average price of oil sold. The average price rose to $61.82 from $46.39 per barrel (bbl) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Partially offsetting the increase in revenue were decreases of $57,242 and $105,206 due to declines in the volumes of oil and gas sold, respectively, by 926 bbls and 31,278 thousand cubic feet (mcf) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Also, partially offsetting these increases was a decrease of $20,204 from a decline in the average price of gas sold. The average price fell to $3.36 from $3.44 per mcf for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Lease operations. Lease operating expense during the nine months ended September 30, 2018 increased to $626,850 from $600,000 for the nine months ended September 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2018 increased to $115,652 from $103,371 for the nine months ended September 30, 2017. This was due to higher overall oil and gas revenue for the nine months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2018 rose to $110,669 from $103,963 for the nine months ended September 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2018 decreased to $270,685 from $273,734 for the nine months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

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

2.   Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $188,000 impact on revenue.

3.   Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended September 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  November 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

