Form 10-Q
period 2019-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2019-08-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-53959

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Delaware	26-4280211
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code:	(903) 561-2900

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.

Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$4,050	$15,585
Accounts receivable, affiliate	252,079	312,240
Prepaid state taxes	5,389	3,822
Total current assets	261,518	331,647

Oil and gas properties at cost, full-cost method	63,879,239	63,868,120
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(58,920,353)	(58,517,321)
	4,958,886	5,350,799

Total assets	$5,220,404	$5,682,446

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$93,421	$75,097
Total current liabilities	93,421	75,097

Asset retirement obligation	1,233,692	1,208,590
Total liabilities	1,327,113	1,283,687

Partners' capital	3,893,291	4,398,759

Total liabilities and partners' capital	$5,220,404	$5,682,446

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$308,358	$444,241	$553,725	$824,558
Gas sales	135,791	273,383	317,248	521,452
Total revenues	444,149	717,624	870,973	1,346,010

Expenses:
Lease operating expense	166,289	184,747	361,273	442,415
Production taxes	27,447	44,732	53,933	83,628
Administrative and general expense	33,257	51,009	70,804	82,400
Depreciation, depletion, and amortization	73,414	99,497	139,032	184,322
Asset retirement obligation accretion	12,551	12,035	25,102	24,070
Total expenses	312,958	392,020	650,144	816,835

Net income	$131,191	$325,604	$220,829	$529,175

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2019

(Unaudited)

Partners' Capital
Balance at December 31, 2018	$4,398,759

Cash distributions	(726,297)
Net income	220,829

Balance at June 30, 2019	$3,893,291

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$220,829	$529,175
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	139,032	184,322
Asset retirement obligation accretion	25,102	24,070
Changes in operating assets and liabilities:
Accounts receivable, affiliate	60,161	(79,050)
Prepaid state taxes	(1,567)	(1,482)
Accounts payable, affiliate	9,596	75,906
Net cash provided by operating activities	453,153	732,941

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	264,000	—
Development of oil and gas properties	(2,391)	(144,556)
Net cash provided by (used in) investing activities	261,609	(144,556)

Cash flows from financing activities:
Cash distributions to partners	(726,297)	(584,925)
Net cash used in financing activities	(726,297)	(584,925)

Net (decrease) increase in cash	(11,535)	3,460
Cash, beginning of period	15,585	6,521
Cash, end of period	$4,050	$9,981

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$—	$502
Changes to oil and gas property additions included in accounts payable, affiliate	$8,728	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2019 or 2018.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$1,208,590	$1,159,948
Liabilities incurred	—	502
Accretion expense	25,102	48,140
Balance, end of period	$1,233,692	$1,208,590

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $168,097 at June 30, 2019.

During the six months ended June 30, 2019, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $726,297 as compared to $584,925, for the six months ended June 30, 2018. Since inception, the Partnership has made distributions of $71,789,695, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018
Oil sales	$308,358	$444,241
Barrels produced	5,398	7,007
Average price/bbl	$57.12	$63.40

Gas sales	$135,791	$273,383
Mcf produced	58,284	80,751
Average price/mcf	$2.33	$3.39

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $273,475, a 38.1% decline, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Of this decrease, $43,970 and $85,248 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $57.12 from $63.40 per barrel (bbl) and to $2.33 from $3.39 per thousand cubic feet (mcf) for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Also contributing to the lower revenue were $91,913 and $52,344 from decreases in the volumes of oil and gas sold, respectively, by 1,609 bbls and 22,467 mcf for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Lease operations. Lease operating expense during the three months ended June 30, 2019 decreased to $166,289 from $184,747 for the three months ended June 30, 2018 due to fewer well repairs and workovers.

Production taxes. Production taxes decreased to $27,447 for the three months ended June 30, 2019 from $44,732 for the three months ended June 30, 2018. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2019 fell to $33,257 from $51,009 for the three months ended June 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2019 decreased to $73,414 from $99,497 for the three months ended June 30, 2018 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Results of Operations

For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018
Oil sales	$553,725	$824,558
Barrels produced	10,523	13,253
Average price/bbl	$52.62	$62.22

Gas sales	$317,248	$521,452
Mcf produced	120,350	154,139
Average price/mcf	$2.64	$3.38

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $475,037, a 35.3% decline, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Of this decrease, $127,179 and $115,135 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $52.62 from $62.22 per barrel (bbl) and to $2.64 from $3.38 per thousand cubic feet (mcf) for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Also contributing to the lower revenue were $143,654 and $89,069 from decreases in the volumes of oil and gas sold, respectively, by 2,730 bbls and 33,789 mcf for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Lease operations. Lease operating expense during the six months ended June 30, 2019 decreased to $361,273 from $442,415 for the six months ended June 30, 2018 due to fewer well repairs and workovers.

Production taxes. Production taxes decreased to $53,933 for the six months ended June 30, 2019 from $83,628 for the six months ended June 30, 2018. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2019 fell to $70,804 from $82,400 for the six months ended June 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2019 decreased to $139,032 from $184,322 for the six months ended June 30, 2018 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

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

2.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2019, a 10% change in the price received for oil and gas production would have had an approximate $87,000 impact on revenue.

3.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2018 annual report on internal control over financial reporting, and for the quarter ended June 30, 2019, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  August 14, 2019

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

