Form 10-Q
period 2019-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2019-11-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash	$2,227	$15,585
Accounts receivable, affiliate	229,738	312,240
Prepaid state taxes	5,682	3,822
Total current assets	237,647	331,647

Oil and gas properties at cost, full-cost method	63,785,965	63,868,120
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(60,032,791)	(58,517,321)
	3,753,174	5,350,799

Total assets	$3,990,821	$5,682,446

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$87,473	$75,097
Total current liabilities	87,473	75,097

Asset retirement obligation	1,070,090	1,208,590
Total liabilities	1,157,563	1,283,687

Partners’ capital	2,833,258	4,398,759

Total liabilities and partners’ capital	$3,990,821	$5,682,446

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$257,353	$292,521	$811,078	$1,117,079
Gas sales	94,751	238,727	411,999	760,179
Total revenues	352,104	531,248	1,223,077	1,877,258

Expenses:
Lease operating expense	179,844	184,435	541,117	626,850
Production taxes	22,358	32,024	76,291	115,652
Administrative and general expense	21,523	28,269	92,327	110,669
Depreciation, depletion, and amortization	56,309	86,363	195,341	270,685
Asset retirement obligation accretion	7,103	12,035	32,205	36,105
Total expenses	287,137	343,126	937,281	1,159,961

Net income	$64,967	$188,122	$285,796	$717,297

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2019
(Unaudited)

Partners’ Capital

Balance at December 31, 2018	$4,398,759

Cash distributions	(1,851,297)
Net income	285,796

Balance at September 30, 2019	$2,833,258

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$285,796	$717,297
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	195,341	270,685
Asset retirement obligation accretion	32,205	36,105
Plugging and abandonment cost paid from asset retirement obligation	(3,320)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	82,502	32,324
Prepaid state taxes	(1,860)	(2,756)
Accounts payable, affiliate	(17,683)	(30,435)
Net cash provided by operating activities	572,981	1,023,220

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	1,276,077	—
Development of oil and gas properties	(11,119)	(144,586)
Net cash provided by (used in) investing activities	1,264,958	(144,586)

Cash flows from financing activities:
Cash distributions to partners	(1,851,297)	(880,000)
Net cash used in financing activities	(1,851,297)	(880,000)

Net decrease in cash	(13,358)	(1,366)
Cash, beginning of period	15,585	6,521

Cash, end of period	$2,227	$5,155

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(167,385)	$502

Changes to oil and gas property additions included in accounts payable, affiliate	$30,059	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2019 or 2018.

In the first quarter of 2019, the Partnership received $264,000 in sales proceeds from the sale of a leasehold prospect to Legacy. In the third quarter of 2019, the Partnership received $1,009,554 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. Due to immateriality, these sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$1,208,590	$1,159,948
Liabilities incurred	—	502
Liabilities reduced due to plugging and abandonments and sales of property	(170,705)	—
Accretion expense	32,205	48,140
Balance, end of period	$1,070,090	$1,208,590

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

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

Sale of Wells and Leasehold

In the first quarter of 2019, the Partnership received $264,000 in sales proceeds from the sale of a leasehold prospect to Legacy. In the third quarter of 2019, the Partnership received $1,009,554 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. Under the full cost method, all oil and gas properties in each country are combined into a common pool. Conceptually, each property loses its separate identity, and sales and abandonments of properties are generally treated as adjustments of capitalized costs with no gains or losses recognized unless material to reserves or to the rate of depletion. Due to immateriality, these sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $150,174 at September 30, 2019.

During the nine months ended September 30, 2019, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,851,297 as compared to $880,000, for the nine months ended September 30, 2018. Since inception, the Partnership has made distributions of $72,914,695, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018
Oil sales	$257,353	$292,521
Barrels produced	4,802	4,818
Average price/bbl	$53.59	$60.71

Gas sales	$94,751	$238,727
Mcf produced	56,534	71,863
Average price/mcf	$1.68	$3.32

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $179,144, a 33.7% decline, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Of this decrease, $34,311 and $118,285 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $53.59 from $60.71 per barrel (bbl) and to $1.68 from $3.32 per thousand cubic feet (mcf) for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Also contributing to the lower revenue were $857 and $25,691 from decreases in the volumes of oil and gas sold, respectively, by 16 bbls and 15,329 mcf for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The sale of interests in some oil and gas wells did not have a material impact on the overall decline in production.

Lease operations. Lease operating expense during the three months ended September 30, 2019 decreased to $179,844 from $184,435 for the three months ended September 30, 2018 due to fewer well repairs and workovers.

Production taxes. Production taxes decreased to $22,358 for the three months ended September 30, 2019 from $32,024 for the three months ended September 30, 2018. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2019 fell to $21,523 from $28,269 for the three months ended September 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2019 decreased to $56,309 from $86,363 for the three months ended September 30, 2018 due to the overall decline in production and to the reduction of the full cost pool by $1,009,554 from the sale of its interests in oil and gas wells. Due to immateriality, these sales proceeds were recorded as a reduction to the full cost pool in accordance with the full cost method of accounting.

Results of Operations

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Oil sales	$811,078	$1,117,079
Barrels produced	15,325	18,071
Average price/bbl	$52.93	$61.82

Gas sales	$411,999	$760,179
Mcf produced	176,884	226,002
Average price/mcf	$2.33	$3.36

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $654,181, a 34.8% decline, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Of this decrease, $160,669 and $233,774 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $52.93 from $61.82 per barrel (bbl) and to $2.33 from $3.36 per thousand cubic feet (mcf) for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Also contributing to the lower revenue were $145,332 and $114,406 from decreases in the volumes of oil and gas sold, respectively, by 2,746 bbls and 49,118 mcf for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The sale of interests in some oil and gas wells did not have a material impact on the overall decline in production.

Lease operations. Lease operating expense during the nine months ended September 30, 2019 decreased to $541,117 from $626,850 for the nine months ended September 30, 2018 due to fewer well repairs and workovers.

Production taxes. Production taxes decreased to $76,291 for the nine months ended September 30, 2019 from $115,652 for the nine months ended September 30, 2018. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2019 fell to $92,327 from $110,669 for the nine months ended September 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2019 decreased to $195,341 from $270,685 for the nine months ended September 30, 2018 due to the overall decline in production and to the reduction of the full cost pool by $1,009,554 from the sale of its interests in oil and gas wells. Due to immateriality, these sales proceeds were recorded as a reduction to the full cost pool in accordance with the full cost method of accounting.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2019, a 10% change in the price received for oil and gas production would have had an approximate $122,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2018 annual report on internal control over financial reporting, and for the quarter ended September 30, 2019, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  November 14, 2019

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

