Form 10-K
period 2019-12-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2020-03-30
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company, “and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2020, MOC employed 489 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns, such as the COVID-19 coronavirus outbreak in early 2020; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

ITEM 1A.	Risk Factors

Not required under Regulation S-K, Item 301 for smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Property Interests

The Registrant’s properties consist primarily of interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2019, the Registrant owned working interests in 98 producing wells. The Registrant had no drilling activity for the years ended December 31, 2019 and 2018. Additional capital costs incurred, if any, were due to maintenance of current wells.

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
  Comprehensive Securities and Exchange Commission (“SEC”) compliant internal policies are followed to determine and report proved reserves.
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

At March 30, 2020, the Registrant had 13,242 outstanding limited partnership interests held of record by 1,754 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2019 and 2018 were $1,941,444 and $1,165,832, respectively. Since inception, the Partnership has made distributions of $73,004,842, inclusive of state tax payments.

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

Current Price Environment

Oil, natural gas and NGL prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns, such as the COVID-19 coronavirus outbreak in early 2020; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets.

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018:

	Year Ended December 31,
	2019	2018
Oil sales	$1,061,365	$1,376,285
Barrels produced	19,858	23,194
Average price/bbl	$53.45	$59.34

Gas sales	$544,904	$1,022,945
Mcf produced	236,159	290,202
Average price/mcf	$2.31	$3.52

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $792,961, a 33.1% decrease, for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Of this decrease, $136,618 and $353,344 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $53.45 from $59.34 per barrel (bbl) and to $2.31 from $3.52 per thousand cubic feet (mcf) for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Also contributing to the decrease were $178,302 and $124,697 due to lower volumes of oil and gas sold, respectively. The volumes sold fell by 3,336 bbls and 54,043 mcf for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Lease operations. Lease operating expense during the year ended December 31, 2019 decreased to $743,101 from $831,717 for the year ended December 31, 2018 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2019 decreased to $100,640 from $147,165 for the year ended December 31, 2018. This was due to lower overall oil and gas revenue for the year ended December 31, 2019.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2019 fell to $110,345 from $138,681 for the year ended December 31, 2018. This was due to the lower total administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2019 decreased to $263,974 from $351,662 for the year ended December 31, 2018. This was due to the overall decrease in oil and gas production.

Liquidity and Capital Resources

Cash decreased by $13,907 during the year ended December 31, 2019. Cash flows from operating activities and proceeds from asset sales were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2019 and 2018.

Subsequent to December 31, 2019 the price of both oil and gas has continued to fluctuate. Oil prices decreased to $25.78 per barrel on March 19, 2020, down from $61.14 on December 31, 2019, and gas prices decreased to $1.62 per million British Thermal Units (Btu), down from $2.09 on December 31, 2019. These decreases are primarily a result of oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Oil and natural gas prices are expected to continue to fluctuate during the first part of the year 2020 and potentially beyond. Declines in oil and natural gas prices affect the Partnership’s revenues and partner distributions and could reduce the amount of oil and natural gas that the Partnership can produce economically. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or continue to decline, the Partnership will, more likely than not, be required to record oil and gas property write-downs.

In the first quarter of 2019, the Partnership received $264,000 in sales proceeds from the sale of leasehold to Legacy Reserves, L.P. In the third quarter of 2019, the Partnership received $1,009,554 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. Under the full cost method of accounting, conceptually each property loses its separate identity, and sales and abandonments of properties are generally treated as adjustments of capitalized costs with no gains or losses recognized unless material to reserves or to the rate of depletion. These sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized.

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases.” ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for smaller reporting companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This update should be applied using a modified retrospective approach, and early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Partnership’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The Partnership will elect the optional transition practical expedient upon adoption with an adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods presented will not be adjusted for the new standard. The Partnership is currently evaluating the new guidance to determine the impact it will have on its financial statements.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2019 and December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$1,208,590	$1,159,948
Liabilities incurred	—	502
Liabilities reduced due to plugging and abandonments and sales of property	(170,705)	—
Accretion expense	42,940	48,140
Balance, end of period	$1,080,825	$1,208,590

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $362,022 and $390,153 for the years ended December 31, 2019 and 2018, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $60,467 and $87,650 were allocated to the Partnership during the years ended December 31, 2019 and 2018, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2019. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2019 or in other factors which have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2019	Position

J. Roe Buckley	57	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	59	Chief Executive Officer

Dorothy M. Cuenod	59	Assistant Secretary and Director

Ruth M. Buckley	58	Assistant Secretary and Director

Julie M. Greene	56	Assistant Secretary and Director

Donald R. Russell	45	Treasurer and Controller

J. Roe Buckley, age 57, joined Mewbourne Holdings, Inc. in July 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 59, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Dorothy M. Cuenod, age 59, received a Bachelor of Arts degree in Art History from The University of Texas and a Master of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 58, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 56, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

Donald R. Russell, age 45, has been with MOC since 1997 and serves as Treasurer and Controller of both MD and MOC. He received a Bachelor of Business Administration degree in Accounting from Texas A&M University at Texarkana in 1997.

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

(a) Beneficial owners of more than five percent at March 30, 2020

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2019 and 2018:

	2019	2018
Administrative and general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$422,489	$477,803

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2019 and 2018 are set forth below:

	2019	2018
Audit Fees	$30,679	$31,021

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2019 and 2018

Statements of operations for the years ended December 31, 2019 and 2018

Statements of changes in partners’ capital for the years ended December 31, 2019 and 2018

Statements of cash flows for the years ended December 31, 2019 and 2018

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

/s/ Kenneth S. Waits	Chief Executive Officer	March 30, 2020
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 30, 2020

/s/ Dorothy M. Cuenod	Director	March 30, 2020
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 30, 2020
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 30, 2020
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

As of and for the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Mewbourne Energy Partners 09-A, L.P. and the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mewbourne Energy Partners 09-A, L.P. (the “Partnership”) as of December 31, 2019 and 2018, the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Partnership’s auditor since 2009.

Dallas, Texas

March 30, 2020

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

Cash	$1,678	$15,585
Accounts receivable, affiliate	267,307	312,240
Prepaid state taxes	880	3,822
Total current assets	269,865	331,647

Oil and gas properties at cost, full-cost method	63,786,044	63,868,120
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(60,101,424)	(58,517,321)
	3,684,620	5,350,799

Total assets	$3,954,485	$5,682,446

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$71,073	$75,097
Total current liabilities	71,073	75,097

Asset retirement obligation	1,080,825	1,208,590
Total liabilities	1,151,898	1,283,687

Partners' capital	2,802,587	4,398,759

Total liabilities and partners' capital	$3,954,485	$5,682,446

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018
Revenues:
Oil sales	$1,061,365	$1,376,285
Gas sales	544,904	1,022,945
Total revenues	1,606,269	2,399,230

Expenses:
Lease operating expense	743,098	831,717
Production taxes	100,640	147,165
Administrative and general expense	110,345	138,681
Depreciation, depletion, and amortization	263,974	351,662
Asset retirement obligation accretion	42,940	48,140
Total expenses	1,260,997	1,517,365

Net income	$345,272	$881,865

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the years ended December 31, 2019 and 2018

Partners’
Capital
Balance at December 31, 2017	$4,682,726

Cash distributions	(1,165,832)
Net income	881,865

Balance at December 31, 2018	4,398,759

Cash distributions	(1,941,444)
Net income	345,272

Balance at December 31, 2019	$2,802,587

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$345,272	$881,865
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	263,974	351,662
Asset retirement obligation accretion	42,940	48,140
Plugging and abandonment cost paid from asset retirement obligation	(3,320)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	44,933	101,019
Prepaid state taxes	2,942	(3,198)
Accounts payable, affiliate	(4,103)	(44,052)
Net cash provided by operating activities	692,638	1,335,436

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	1,276,077	—
Development of oil and gas properties	(41,178)	(160,540)
Net cash provided by (used in) investing activities	1,234,899	(160,540)

Cash flows from financing activities:
Cash distributions to partners	(1,941,444)	(1,165,832)
Net cash used in financing activities	(1,941,444)	(1,165,832)

Net (decrease) increase in cash	(13,907)	9,064
Cash, beginning of period	15,585	6,521
Cash, end of period	$1,678	$15,585

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(167,385)	$502

Changes to oil and gas property additions included in accounts payable, affiliate	$79	$487

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.       Description of Business

Mewbourne Energy Partners 09-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 26, 2009. The offering was part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. During 2011 all general partner equity interests were converted to limited partner equity interests. The managing general partner has no significant equity interest in the Partnership.

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

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2019 and 2018.

Subsequent to December 31, 2019 the price of both oil and gas has continued to fluctuate. Oil prices decreased to $25.78 per barrel on March 19, 2020, down from $61.14 on December 31, 2019, and gas prices decreased to $1.62 per million Btu, down from $2.09 on December 31, 2019. These decreases are primarily a result of oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Oil and natural gas prices are expected to continue to fluctuate during the first part of the year 2020 and potentially beyond. Declines in oil and natural gas prices affect the Partnership’s revenues and partner distributions and could reduce the amount of oil and natural gas that the Partnership can produce economically. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or continue to decline, the Partnership will, more likely than not, be required to record oil and gas property write-downs.

In the first quarter of 2019, the Partnership received $264,000 in sales proceeds from the sale of leasehold interests to Legacy Reserves, L.P. In the third quarter of 2019, the Partnership received $1,009,554 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. Under the full cost method of accounting cash proceeds from sales of oil and gas properties are generally treated as a recovery of cost with no gain or loss recognized unless material to reserves or to the rate of depletion. These sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized. The plugging and abandonment accretion expense for these wells which had been recorded in prior years, $46,575, also was recorded as an adjustment to the full cost pool under this method of accounting.

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for smaller reporting companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This update should be applied using a modified retrospective approach, and early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Partnership’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The Partnership will elect the optional transition practical expedient upon adoption with an adjustment to the opening balance of retained earnings in the period of adoption. Comparative periods presented will not be adjusted for the new standard. The Partnership is currently evaluating the new guidance to determine the impact it will have on its financial statements.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2019 and December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$1,208,590	$1,159,948
Liabilities incurred	—	502
Liabilities reduced due to plugging and abandonments and sales of property	(170,705)	—
Accretion expense	42,940	48,140
Balance, end of period	$1,080,825	$1,208,590

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by MOC to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the years ended December 31, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

The Partnership has only non-operated working interests in oil and gas wells and receives monthly net revenue checks from the operator of these oil and gas wells. Each unit of oil and gas is accounted for as a separate performance obligation. It recognizes revenue for oil and condensate when control transfers to the purchaser at a contractually specified delivery point at or near the wellhead at market prices in accordance with the contractual arrangement. Sales of gas applicable to the Partnership’s interest are recorded as revenue when the gas is metered and control is transferred pursuant to the gas sales contracts covering the Partnership’s interest in gas reserves.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership’s identified revenue streams is disaggregated in the Statements of Operations.

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

Accounts Receivable, affiliate

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

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2019 or 2018, the Partnership did not accrue for any interest or penalties.

Distributions

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2019 and 2018 were $1,941,444 and $1,165,832, respectively. Since inception, the Partnership has made distributions of $73,004,842, inclusive of state tax payments.

3.       Organization and Related Party Transactions:

The Partnership was organized on February 26, 2009 in accordance with the laws of the state of Delaware. MOC is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $362,022 and $390,153 for the years ended December 31, 2019 and 2018, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $60,467 and $87,650 were allocated to the Partnership during the years ended December 31, 2019 and 2018, respectively.

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

4.       Subsequent Event

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 as a pandemic, based on the rapid increase in exposure globally. In addition, in March 2020, members of OPEC failed to agree on production levels which is expected to cause an increased supply and has led to a substantial decrease in oil prices and an increasingly volatile market.

As discussed in Note 2, subsequent to December 31, 2019 the price of both oil and gas has decreased primarily as a result of oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Declines in oil and natural gas prices affect the Partnership’s revenues and partner distributions and could reduce the amount of oil and natural gas that the Partnership can produce economically. Additionally, if oil or natural gas prices remain depressed or continue to decline, the Partnership will, more likely than not, be required to record oil and gas property write-downs.

Consumer demand has decreased since the spread of the COVID-19 outbreak and new travel restrictions placed by governments in an effort to curtail the spread of the coronavirus. The full impact of the coronavirus and the decrease in oil prices continue to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that they will have on the Partnership’s financial condition, liquidity and future results of operations. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they may have a material adverse effect on the Partnership’s results of future operations, financial position, and liquidity in fiscal year 2020.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Form 10 and incorporated herein by reference)

10.2	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Form 10 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners' Capital and (v) related notes.

