Form 10-Q
period 2020-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2020-05-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash	$23,493	$1,678
Accounts receivable, affiliate	140,610	267,307
Prepaid state taxes	1,173	880
Total current assets	165,276	269,865

Oil and gas properties at cost, full-cost method	63,786,084	63,786,044
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(60,157,443)	(60,101,424)
	3,628,641	3,684,620

Total assets	$3,793,917	$3,954,485

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$110,715	$71,073
Total current liabilities	110,715	71,073

Asset retirement obligation	1,092,016	1,080,825
Total liabilities	1,202,731	1,151,898

Partners’ capital	2,591,186	2,802,587

Total liabilities and partners’ capital	$3,793,917	$3,954,485

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Oil sales	$187,269	$245,367
Gas sales	82,698	181,457
Total revenues	269,967	426,824

Expenses:
Lease operating expense	163,979	194,984
Production taxes	17,972	26,486
Administrative and general expense	43,820	37,547
Depreciation, depletion, and amortization	56,019	65,618
Asset retirement obligation accretion	11,191	12,551
Total expenses	292,981	337,186

Net (loss) income	$(23,014)	$89,638

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the three months ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Beginning balance	$2,802,587	$4,398,759

Cash distributions	(188,387)	(491,297)
Net (loss) income	(23,014)	89,638

Ending balance	$2,591,186	$3,997,100

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(23,014)	$89,638
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	56,019	65,618
Asset retirement obligation accretion	11,191	12,551
Changes in operating assets and liabilities:
Accounts receivable, affiliate	126,697	52,456
Prepaid state taxes	(293)	(1,273)
Accounts payable, affiliate	39,642	14,776
Net cash provided by operating activities	210,242	233,766

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	264,000
Development of oil and gas properties	(40)	(596)
Net cash (used in) provided by investing activities	(40)	263,404

Cash flows from financing activities:
Cash distributions to partners	(188,387)	(491,297)
Net cash used in financing activities	(188,387)	(491,297)

Net increase in cash	21,815	5,873
Cash, beginning of period	1,678	15,585

Cash, end of period	$23,493	$21,458

Changes to oil and gas property additions included in accounts payable, affiliate	$—	$13

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

2.       Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2019, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2020 and 2019, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the three months ended March 31, 2020 or 2019.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2020 and the year ended December 31, 2019 is as follows:

	2020	2019
Balance, beginning of period	$1,080,825	$1,208,590
Liabilities reduced due to plugging and abandonments and sales of property	—	(170,705)
Accretion expense	11,191	42,940
Balance, end of period	$1,092,016	$1,080,825

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the three months ended March 31, 2020 or 2019. The Partnership cannot ensure that such losses will not occur in the future.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The Partnership will receive its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Services and operator charges are billed in accordance with the program and Partnership agreements.

In accordance with the Partnership agreement, during any calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners.

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

6.       COVID-19 and OPEC

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand decreased due to governments putting in place new travel restrictions in an effort to curtail the spread of the coronavirus. In addition, in March 2020, members of OPEC failed to agree on production levels which resulted in an increased supply. These global situations led to a substantial decrease in oil prices and an increasingly volatile market. In April 2020, even though OPEC announced that it had reached an agreement to cut production by 9.7 million barrels per day, oil prices did not increase. Oil prices decreased to $24.02 per barrel on May 11, 2020, down from $61.14 on December 31, 2019, and gas prices decreased to $1.70 per million British Thermal Units (Btu), down from $2.09 on December 31, 2019.

Declines in oil and natural gas prices affect the Partnership’s revenues and partner distributions and reduce the amount of oil and natural gas that the Partnership can produce economically. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, and liquidity in the year 2020. During the current economic downturn, if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas, the Partnership will be carried by the operator. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or continue to decline, the Partnership will be required to record oil and gas property write-downs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which is aimed at supporting the U.S. economy and providing emergency assistance to individuals, families, and businesses affected by the COVID-19 pandemic. Due to the structure of the Partnership, the CARES Act does not impact the Partnership’s business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 09-A, L.P. (“the Partnership”) was formed February 26, 2009, with total investor contributions of $66,210,000. During 2011, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $54,561 at March 31, 2020. During the current economic downturn, if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas, the Partnership will be carried by the operator.

During the three months ended March 31, 2020, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $188,387 as compared to $491,297, for the three months ended March 31, 2019. Since inception, the Partnership has made distributions of $73,193,229, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Oil sales	$187,269	$245,367
Barrels produced	4,068	5,125
Average price/bbl	$46.03	$47.88

Gas sales	$82,698	$181,457
Mcf produced	56,229	62,066
Average price/mcf	$1.47	$2.92

Oil and gas revenues. Oil and gas sales decreased by $156,857, a 36.7% decline, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Of this decrease, $9,439 and $90,174 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $46.03 from $47.88 per barrel (bbl) and to $1.47 from $2.92 per thousand cubic feet (mcf) for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Also contributing to the lower revenue were $48,659 and $8,585 from decreases in the volumes of oil and gas sold, respectively, by 1,057 bbls and 5,837 mcf for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Lease operations. Lease operating expense during the three months ended March 31, 2020 decreased to $163,979 from $194,984 for the three months ended March 31, 2019 due to fewer well repairs and workovers.

Production taxes. Production taxes decreased to $17,972 for the three months ended March 31, 2020 from $26,486 for the three months ended March 31, 2019. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended March 31, 2020 rose to $43,820 from $37,547 for the three months ended March 31, 2019 due to increased legal and reporting expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended March 31, 2020 decreased to $56,019 from $65,618 for the three months ended March 31, 2019 due to the overall decline in production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2020, a 10% change in the price received for oil and gas production would have had an approximate $27,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2019 annual report on internal control over financial reporting, and for the quarter ended March 31, 2020, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  May 15, 2020

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

