Form 10-Q
period 2020-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2020-08-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.

Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash	$3,009	$1,678
Accounts receivable, affiliate	57,600	267,307
Prepaid state taxes	1,767	880
Total current assets	62,376	269,865

Oil and gas properties at cost, full-cost method	63,814,709	63,786,044
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(61,066,419)	(60,101,424)
	2,748,290	3,684,620

Total assets	$2,810,666	$3,954,485

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$132,940	$71,073
Total current liabilities	132,940	71,073

Asset retirement obligation	1,103,207	1,080,825
Total liabilities	1,236,147	1,151,898

Partners' capital	1,574,519	2,802,587

Total liabilities and partners' capital	$2,810,666	$3,954,485

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$46,393	$308,358	$233,662	$553,725
Gas sales	58,613	135,791	141,311	317,248
Total revenues	105,006	444,149	374,973	870,973

Expenses:
Lease operating expense	147,216	166,289	311,195	361,273
Production taxes	6,127	27,447	24,099	53,933
Administrative and general expense	23,163	33,257	66,983	70,804
Depreciation, depletion, and amortization	57,790	73,414	113,809	139,032
Cost ceiling write-down	851,186	—	851,186	—
Asset retirement obligation accretion	11,191	12,551	22,382	25,102
Total expenses	1,096,673	312,958	1,389,654	650,144

Net (loss) income	$(991,667)	$131,191	$(1,014,681)	$220,829

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Beginning balance	$2,591,186	$3,997,100	$2,802,587	$4,398,759

Cash distributions	(25,000)	(235,000)	(213,387)	(726,297)
Net (loss) income	(991,667)	131,191	(1,014,681)	220,829

Ending balance	$1,574,519	$3,893,291	$1,574,519	$3,893,291

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,014,681)	$220,829
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	113,809	139,032
Cost ceiling write-down	851,186	—
Asset retirement obligation accretion	22,382	25,102
Changes in operating assets and liabilities:
Accounts receivable, affiliate	209,707	60,161
Prepaid state taxes	(887)	(1,567)
Accounts payable, affiliate	42,386	9,596
Net cash provided by operating activities	223,902	453,153

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	2,467	264,000
Development of oil and gas properties	(11,651)	(2,391)
Net cash (used in) provided by investing activities	(9,184)	261,609

Cash flows from financing activities:
Cash distributions to partners	(213,387)	(726,297)
Net cash used in financing activities	(213,387)	(726,297)

Net increase (decrease) in cash	1,331	(11,535)
Cash, beginning of period	1,678	15,585

Cash, end of period	$3,009	$4,050

Changes to oil and gas properties included in accounts payable, affiliate	$19,481	$8,728

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2020 and 2019, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There was a cost ceiling write-down of $851,186 for the six months ended June 30, 2020. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs for the six months ended June 30, 2019.

7

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows:

	2020	2019
Balance, beginning of period	$1,080,825	$1,208,590
Liabilities reduced due to plugging and abandonments and sales of property	—	(170,705)
Accretion expense	22,382	42,940
Balance, end of period	$1,103,207	$1,080,825

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2020 or 2019. The Partnership cannot ensure that such losses will not occur in the future.

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

6.

COVID-19

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the second quarter, this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and gas properties. These revenue and production declines have had a material adverse impact on the results of operations and cash flows, resulted in a cost ceiling write-down of $851,186 at June 30, 2020 and have impacted the Partnership’s ability to meet its obligations and make partner distributions. Accordingly, there is substantial doubt about the Partnership's ability to continue as a going concern. The current economic downturn has resulted in limited cash resources and negative working capital of $70,564 as of June 30, 2020. Consequently, as of June 30, 2020, the Partnership is being carried by the operator and has obtained a letter of support from the operator that it will continue to provide such support to the Partnership if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or decline, the Partnership will be required to record additional oil and gas property write-downs. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 09-A, L.P. (“the Partnership”) was formed February 26, 2009, with total investor contributions of $66,210,000. During 2011, all general partner equity interests were converted to limited partner equity interests.

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the second quarter, this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and gas properties. These revenue and production declines have had a material adverse impact on the results of operations and cash flows, resulted in a cost ceiling write-down of $851,186 at June 30, 2020 and have impacted the Partnership’s ability to meet its obligations and make partner distributions. Accordingly, there is substantial doubt about the Partnership's ability to continue as a going concern. The current economic downturn has resulted in limited cash resources and negative working capital of $70,564 as of June 30, 2020. Consequently, as of June 30, 2020, the Partnership is being carried by the operator and has obtained a letter of support from the operator that it will continue to provide such support to the Partnership if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

During the six months ended June 30, 2020, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $213,387 as compared to $726,297, for the six months ended June 30, 2019. Since inception, the Partnership has made distributions of $73,218,229, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019
Oil sales	$46,393	$308,358
Barrels produced	2,186	5,398
Average price/bbl	$21.22	$57.12

Gas sales	$58,613	$135,791
Mcf produced	54,523	58,284
Average price/mcf	$1.08	$2.33

Oil and gas revenues. Oil and gas sales decreased by $339,143, a 76.4% decline, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Of this decrease, $193,797 and $73,135 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $21.22 from $57.12 per barrel (bbl) and to $1.08 from $2.33 per thousand cubic feet (mcf) for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Also contributing to the lower revenue were $68,168 and $4,043 from decreases in the volumes of oil and gas sold, respectively, by 3,212 bbls and 3,761 mcf for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Lease operations. Lease operating expense during the three months ended June 30, 2020 decreased to $147,216 from $166,289 for the three months ended June 30, 2019 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes decreased to $6,127 for the three months ended June 30, 2020 from $27,447 for the three months ended June 30, 2019. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2020 fell to $23,163 from $33,257 for the three months ended June 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2020 decreased to $57,790 from $73,414 for the three months ended June 30, 2019 due to the overall decline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $851,186 for the three months ended June 30, 2020. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs for the three months ended June 30, 2019. Based on pricing and current estimates, it is likely there could be additional cost ceiling write-downs in the future.

Results of Operations

For the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

	Six Months Ended June 30,
	2020	2019
Oil sales	$233,662	$553,725
Barrels produced	6,254	10,523
Average price/bbl	$37.36	$52.62

Gas sales	$141,311	$317,248
Mcf produced	110,752	120,350
Average price/mcf	$1.28	$2.64

Oil and gas revenues. Oil and gas sales decreased by $496,000, a 56.9% decline, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Of this decrease, $160,565 and $163,691 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $37.36 from $52.62 per barrel (bbl) and to $1.28 from $2.64 per thousand cubic feet (mcf) for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Also contributing to the lower revenue were $159,498 and $12,246 from decreases in the volumes of oil and gas sold, respectively, by 4,269 bbls and 9,598 mcf for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Lease operations. Lease operating expense during the six months ended June 30, 2020 decreased to $311,195 from $361,273 for the six months ended June 30, 2019 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes decreased to $24,099 for the six months ended June 30, 2020 from $53,933 for the six months ended June 30, 2019. This was due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2020 fell to $66,983 from $70,804 for the six months ended June 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2020 decreased to $113,809 from $139,032 for the six months ended June 30, 2019 due to the overall decline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $851,186 for the six months ended June 30, 2020. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs for the six months ended June 30, 2019.

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

2.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2020, a 10% change in the price received for oil and gas production would have had an approximate $37,000 impact on revenue.

3.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended June 30, 2020, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  August 14, 2020

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

