Form 10-Q
period 2020-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2020-11-16
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX

Part I - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -	3
September 30, 2020 (Unaudited) and December 31, 2019

Condensed Statements of Operations (Unaudited) -	4
For the three months ended September 30, 2020 and 2019
and the nine months ended September 30, 2020 and 2019

Condensed Statement of Changes In Partners’ Capital (Unaudited) -	5
For the three months ended September 30, 2020 and 2019
and the nine months ended September 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited) -	6
For the nine months ended September 30, 2020 and 2019

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Disclosure Controls and Procedures	14

Part II - Other Information

Item 1. Legal Proceedings	15

Item 6. Exhibits and Reports on Form 8-K	15

Part I - Financial Information

Item 1. Financial Statements

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash	$2,686	$1,678
Accounts receivable, affiliate	177,842	267,307
Prepaid state taxes	2,361	880
Total current assets	182,889	269,865

Oil and gas properties at cost, full-cost method	63,813,317	63,786,044
Less accumulated depreciation, depletion, amortization
and costs ceiling write-downs	(61,417,813)	(60,101,424)
	2,395,504	3,684,620

Total assets	$2,578,393	$3,954,485

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$147,457	$71,073
Total current liabilities	147,457	71,073

Asset retirement obligation	1,114,398	1,080,825
Total liabilities	1,261,855	1,151,898

Partners’ capital	1,316,538	2,802,587

Total liabilities and partners' capital	$2,578,393	$3,954,485

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$178,660	$257,353	$412,322	$811,078
Gas sales	107,549	94,751	248,860	411,999
Total revenues	286,209	352,104	661,182	1,223,077

Expenses:
Lease operating expense	128,171	179,844	439,366	541,117
Production taxes	19,894	22,358	43,993	76,291
Administrative and general expense	13,540	21,523	80,523	92,327
Depreciation, depletion, and amortization	51,870	56,309	165,679	195,341
Cost ceiling write-down	299,524	—	1,150,710	—
Asset retirement obligation accretion	11,191	7,103	33,573	32,205
Total expenses	524,190	287,137	1,913,844	937,281

Net (loss) income	$(237,981)	$64,967	$(1,252,662)	$285,796

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning balance	$1,574,519	$3,893,291	$2,802,587	$4,398,759

Cash distributions	(20,000)	(1,125,000)	(233,387)	(1,851,297)
Net (loss) income	(237,981)	64,967	(1,252,662)	285,796

Ending balance	$1,316,538	$2,833,258	$1,316,538	$2,833,258

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,252,662)	$285,796
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	165,679	195,341
Cost ceiling write-down	1,150,710	—
Asset retirement obligation accretion	33,573	32,205
Plugging and abandonment cost paid from asset retirement obligation	—	(3,320)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	89,465	82,502
Prepaid state taxes	(1,481)	(1,860)
Accounts payable, affiliate	76,109	(17,683)
Net cash provided by operating activities	261,393	572,981

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	4,134	1,276,077
Development of oil and gas properties	(31,132)	(11,119)
Net cash (used in) provided by investing activities	(26,998)	1,264,958

Cash flows from financing activities:
Cash distributions to partners	(233,387)	(1,851,297)
Net cash used in financing activities	(233,387)	(1,851,297)

Net increase (decrease) in cash	1,008	(13,358)
Cash, beginning of period	1,678	15,585

Cash, end of period	$2,686	$2,227

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$—	$(167,385)

Changes to oil and gas properties included in accounts payable, affiliate	$275	$30,059

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.       Description of Business

Mewbourne Energy Partners 09-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and natural gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 26, 2009. During 2011, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2.       Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant’s Annual Report on Form 10-K for 2019, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At September 30, 2020 and 2019, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs of $299,524 and $1,150,710 for the three and nine months ended September 30, 2020, respectively. These were due to lower average oil and natural gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the nine months ended September 30, 2019. Should oil and natural gas prices remain low, additional cost ceiling write-downs could occur in the future.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2020 and the year ended December 31, 2019 is as follows:

	2020	2019
Balance, beginning of period	$1,080,825	$1,208,590
Liabilities reduced due to plugging and abandonments and sales of property	—	(170,705)
Accretion expense	33,573	42,940
Balance, end of period	$1,114,398	$1,080,825

4.       Oil and Natural Gas Sales

The Partnership’s oil and condensate production is sold and revenue recognized at or near the Partnership’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Partnership’s interest are recorded as revenue when the natural gas is metered and title transferred pursuant to the natural gas sales contracts covering the Partnership’s interest in natural gas reserves.

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2020 or 2019. The Partnership cannot ensure that such losses will not occur in the future.

The Partnership has only non-operated working interests in oil and natural gas wells and receives monthly net revenue checks from the operator of these oil and natural gas wells. Each unit of oil and natural gas is accounted for as a separate performance obligation. It recognizes revenue for oil and condensate when control transfers to the purchaser at a contractually specified delivery point at or near the wellhead at market prices in accordance with the contractual arrangement. Sales of natural gas applicable to the Partnership’s interest are recorded as revenue when the natural gas is metered and control is transferred pursuant to the natural gas sales contracts covering the Partnership’s interest in natural gas reserves.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership’s identified revenue streams is disaggregated in the Statements of Operations.

Principal versus agent

In the case of the non-operating agreements, the operator is responsible for providing the goods due to its contractual obligations with the purchaser. Based on the joint operating and marketing agreement arrangements between the Partnership and operator, the Partnership does not take title to the product prior to the operator’s ultimate sale to a customer. The operator is responsible for fulfilling promises to provide specified goods and remitting proceeds back to the Partnership for the Partnership’s proportionate share of the total product sold. MOC, rather than the Partnership, is primarily responsible for fulfilling promises to provide specified goods. MOC, as the operator, enters the sales contract with the third-party customers and directs all activities from the wellhead to the delivery point that make the commodity available to the customer; there is no agreement between the Partnership and the customers. In the event a production delay occurs because of, for example, well-equipment failure, MOC is responsible for correcting the issues preventing fulfillment of its promises to deliver product to its customers.

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

5.       Related Party Transactions

In accordance with the laws of the State of Delaware, MD has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and natural gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

The Partnership participates in oil and natural gas activities through a Drilling Program Agreement (the “Program”). In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The Partnership will receive its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Services and operator charges are billed in accordance with the Program and Partnership agreements.

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

The Partnership participates in oil and natural gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

6.       COVID-19

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the nine months ended September 30, 2020, this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and natural gas properties. These revenue and production declines resulted in limited cash resources, negative working capital, and the Partnership being carried by the operator as of June 30, 2020. Consequently, as of June 30, 2020, there was substantial doubt about the Partnership’s ability to continue as a going concern. During the three months ended September 30, 2020, the shut-in wells resumed normal production and oil and natural gas prices have increased from the prior period and remained stable in the current period, resulting in positive working capital and the Partnership no longer being carried by the operator as of September 30, 2020. Consequently, there is no longer substantial doubt about the Partnership’s ability to continue as a going concern. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or decline, the Partnership may be required to record oil and natural gas property write-downs and strain its liquidity. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 09-A, L.P. (“the Partnership”) was formed February 26, 2009, with total investor contributions of $66,210,000. During 2011, all general partner equity interests were converted to limited partner equity interests.

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the nine months ended September 30, 2020, this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and natural gas properties. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or decline, the Partnership may be required to record oil and natural gas property write-downs and strain its liquidity. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $35,432 at September 30, 2020. During the current economic downturn, if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas, the Partnership will be carried by the operator.

During the nine months ended September 30, 2020, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $233,387 as compared to $1,851,297, for the nine months ended September 30, 2019. Since inception, the Partnership has made distributions of $73,238,229, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

	Three Months Ended September 30,
	2020	2019
Oil sales	$178,660	$257,353
Barrels produced	4,750	4,802
Average price/bbl	$37.61	$53.59

Gas sales	$107,549	$94,751
Mcf produced	52,607	56,534
Average price/mcf	$2.04	$1.68

Oil and natural gas revenues. Oil and natural gas sales decreased by $65,895, an 18.7% decline, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Of this decrease, $76,737 was due to a decrease in the average price of oil sold. The average price fell to $37.61 from $53.59 per barrel (bbl) for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Also contributing to the lower revenue were $1,956 and $8,028 from declines in the volumes of oil and natural gas sold, respectively, by 52 bbls of oil and 3,927 thousand cubic feet (mcf) of natural gas for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Partially offsetting this decrease in revenue was an increase of $20,826 from an increase in the average price of natural gas sold. The average price rose to $2.04 from $1.68 per mcf for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Lease operations. Lease operating expense during the three months ended September 30, 2020 decreased to $128,171 from $179,844 for the three months ended September 30, 2019 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes decreased to $19,894 for the three months ended September 30, 2020 from $22,358 for the three months ended September 30, 2019. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2020 fell to $13,540 from $21,523 for the three months ended September 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2020 decreased to $51,870 from $56,309 for the three months ended September 30, 2019 due to the overall decline in production.

Cost ceiling write-down. There was a cost ceiling write-down of $299,524 for the three months ended September 30, 2020. This was due to lower average oil and natural gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended September 30, 2019.

Results of Operations

For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
Oil sales	$412,322	$811,078
Barrels produced	11,004	15,325
Average price/bbl	$37.47	$52.93

Gas sales	$248,860	$411,999
Mcf produced	163,359	176,884
Average price/mcf	$1.52	$2.33

Oil and natural gas revenues. Oil and natural gas sales decreased by $561,895, a 45.9% decline, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Of this decrease, $236,847 and $142,535 were due to decreases in the average prices of oil and natural gas sold, respectively. The average prices fell to $37.47 from $52.93 per barrel (bbl) of oil and to $1.52 from $2.33 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Also contributing to the lower revenue were $161,909 and $20,604 from decreases in the volumes of oil and natural gas sold, respectively, by 4,321 bbls of oil and 13,525 mcf of natural gas for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Lease operations. Lease operating expense during the nine months ended September 30, 2020 decreased to $439,366 from $541,117 for the nine months ended September 30, 2019 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes decreased to $43,993 for the nine months ended September 30, 2020 from $76,291 for the nine months ended September 30, 2019. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2020 fell to $80,523 from $92,327 for the nine months ended September 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2020 decreased to $165,679 from $195,341 for the nine months ended September 30, 2019 due to the overall decline in production.

Cost ceiling write-down. There were cost ceiling write-downs of $1,150,710 for the nine months ended September 30, 2020. These were due to lower average oil and natural gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the nine months ended September 30, 2019.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2020, a 10% change in the price received for oil and natural gas production would have had an approximate $66,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended September 30, 2020, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  November 16, 2020

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

