Form 10-K
period 2020-12-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2021-03-31
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Limited and general partner interests in the Registrant were offered at $5,000 each to accredited investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, for a total of $66,210,000 sold. During 2011 all general partner equity interests were converted to limited partner equity interests.

The Partnership participates in oil and natural gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The Registrant engages primarily in oil and natural gas development and production and is not involved in any other industry segment. The Program is governed by a Drilling Program Agreement between the Registrant, MD and Mewbourne Oil Company (“MOC”), the Program manager and a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of MD. MD does not make any capital contributions directly to the Registrant; rather, MD makes its capital contributions directly to the Program. See the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

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

The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to natural gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and natural gas exploration, development and production industry as a whole. Federal and state regulation of oil and natural gas operations generally includes operational activity, drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2021, MOC employed 486 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and natural gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

ITEM 1A.	Risk Factors

Not required under Regulation S-K, Item 301 for smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Property Interests

The Registrant’s properties consist primarily of interests in properties on which oil and natural gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and natural gas leasehold interests.

Fractional working interests in developmental oil and natural gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and natural gas wells. At December 31, 2020, the Registrant owned working interests in 98 producing wells. The Registrant had no drilling activity for the years ended December 31, 2020 and 2019. Additional capital costs incurred, if any, were due to maintenance of current wells.

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

  Over 30 years of practical experience in petroleum engineering
  Registered professional engineer in the state of Texas
  Bachelor of Science Degree in Petroleum Engineering
  Master of Business Administration

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

At March 31, 2021, the Registrant had 13,242 outstanding limited partnership interests held of record by 1,754 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2020 and 2019 were $259,595 and $1,941,444, respectively. Since inception, the Partnership has made distributions of $73,264,437, inclusive of state tax payments.

ITEM 6.	Selected Financial Data

Not required under Regulation S-K, Item 301 for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and natural gas reserves are economically recoverable.

Current Price Environment

Oil, natural gas and natural gas liquids prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health issues, such as the strain of coronavirus (“COVID-19”) and the development of the vaccine to counteract it; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019:

	Year Ended December 31,
	2020	2019
Oil sales	$546,220	$1,061,365
Barrels produced	14,357	19,858
Average price/bbl	$38.05	$53.45

Gas sales	$358,613	$544,904
Mcf produced	213,006	236,159
Average price/mcf	$1.68	$2.31

Oil and natural gas revenues. As shown in the above table, total oil and natural gas sales decreased by $701,436, a 43.7 % decrease, for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Of this decrease, $305,856 and $147,311 were due to decreases in the average prices of oil and natural gas sold, respectively. The average prices fell to $38.05 from $53.45 per barrel (bbl) of oil and to $1.68 from $2.31 per thousand cubic feet (mcf) of natural gas for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Also contributing to the decrease were $209,289 and $38,980 due to lower volumes of oil and natural gas sold, respectively. The volumes sold fell by 5,501 bbls of oil and 23,153 mcf of natural gas for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Lease operations. Lease operating expense during the year ended December 31, 2020 decreased to $598,260 from $743,098 for the year ended December 31, 2019 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2020 decreased to $60,278 from $100,640 for the year ended December 31, 2019. This was due to lower overall oil and natural gas revenue for the year ended December 31, 2020.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2020 fell to $100,548 from $110,345 for the year ended December 31, 2019. This was due to the lower total administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2020 decreased to $209,244 from $263,974 for the year ended December 31, 2019. This was due to the overall decrease in oil and natural gas production.

Cost ceiling write-downs. There were cost ceiling write-downs totaling $1,505,164 during the year ended December 31, 2020 due to the declines in the prices of oil and natural gas. There were no cost ceiling write-downs during the year ended December 31, 2019.

Liquidity and Capital Resources

Cash increased by $1,028 during the year ended December 31, 2020. Cash flows from operating activities and proceeds from asset sales were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled; the Partnership has no planned drilling activity in the future. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and natural gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. This led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase, largely as a result of optimism over the possible rollout of multiple COVID-19 vaccines buoying the market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. There were temporary production shut-ins of certain of the Partnership’s non-operated oil and natural gas properties during the six months ended June 30, 2020 due to declines in oil and natural gas prices. During the three months ended September 30, 2020 the shut-in wells resumed normal production, and normal production continued throughout the year ended December 31, 2020. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or decline, the Partnership may be required to record oil and natural gas property write-downs and its liquidity may be strained. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $57,513 at December 31, 2020. During the current economic downturn, if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas, the Partnership will be carried by the operator.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and natural gas reserves and future abandonment costs. Changes in oil and natural gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and natural gas properties.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements. Additionally, the Registrant has no contractual obligations but has a financial obligation to plug and abandon non-producing properties as discussed below.

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At December 31, 2020 and 2019, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,505,164 during the year ended December 31, 2020. These were due to lower average oil and natural gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs during the year ended December 31, 2019. Should oil and natural gas prices remain low, additional cost ceiling write-downs could occur in the future.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2020 and December 31, 2019 is as follows:

	2020	2019
Balance, beginning of period	$1,080,825	$1,208,590
Liabilities reduced due to plugging and abandonments and sales of property	—	(170,705)
Accretion expense	44,764	42,940
Balance, end of period	$1,125,589	$1,080,825

Organization and Related Party Transactions

The Partnership was organized on February 26, 2009 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant. MOC is operator of oil and natural gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $328,090 and $362,022 for the years ended December 31, 2020 and 2019, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $36,429 and $60,467 were allocated to the Partnership during the years ended December 31, 2020 and 2019, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2020. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2020 or in other factors which have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2020	Position

J. Roe Buckley	58	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	60	Chief Executive Officer

Dorothy M. Cuenod	60	Assistant Secretary and Director

Ruth M. Buckley	59	Assistant Secretary and Director

Julie M. Greene	57	Assistant Secretary and Director

Donald R. Russell	46	Treasurer and Controller

J. Roe Buckley, age 58, joined Mewbourne Holdings, Inc. in July 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 60, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December 1983. He currently manages all MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Dorothy M. Cuenod, age 60, received a Bachelor of Arts degree in Art History from The University of Texas and a Master of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 59, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 57, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

Donald R. Russell, age 46, has been with MOC since 1997 and serves as Treasurer and Controller of both MD and MOC. He received a Bachelor of Business Administration degree in Accounting from Texas A&M University at Texarkana in 1997.

The organizational structure of the Partnership does not provide for an audit committee and therefore the Partnership does not have an audit committee or financial expert serving in such capacity.

ITEM 11.	Executive Compensation

The Registrant does not have any officers or directors. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent at March 31, 2021

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

	2020	2019
Audit Fees	$36,409	$30,679

PART IV

ITEM 13.	Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2020 and 2019:

	2020	2019
Administrative and general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$364,519	$422,489

The Registrant participates in oil and natural gas activities through a drilling Program created by the Program. Pursuant to the Program, MD pays approximately 15% of the Program’s capital expenditures and approximately 25% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 25% of the Program’s revenues.

ITEM 14.	Principal Accountant Fees and Services

The Partnership has retained BDO USA, LLP as its independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2020 and 2019 are set forth below:

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2020 and 2019

Statements of operations for the years ended December 31, 2020 and 2019

Statements of changes in partners’ capital for the years ended December 31, 2020 and 2019

Statements of cash flows for the years ended December 31, 2020 and 2019

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

/s/ Kenneth S. Waits	Chief Executive Officer	March 31, 2021
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 31, 2021

/s/ Dorothy M. Cuenod	Director	March 31, 2021
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2021
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2021
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As of and for the years ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 09-A, L.P. and the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mewbourne Energy Partners 09-A, L.P. (the “Partnership”) as of December 31, 2020 and 2019, the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Future Net Cash Flows of Proved Reserves

The Partnership’s oil and gas properties, net balance was $1,997,643 as of December 31, 2020, and depreciation, depletion, and amortization (“DD&A”) expense for the year ended December 31, 2020 was $209,244, both of which substantially related to proved oil and natural gas properties. As described in Note 2 to the financial statements, the Partnership follows the full-cost method of accounting for its oil and gas activities. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs.

We identified the estimated future net cash flows of proved reserves as a critical audit matter. The principal consideration for our determination is that minor changes in the pricing differentials applied to the 12-month first-of-the-month historical averages could have a significant impact on the estimated future net cash flows of proved reserves. Auditing management’s judgment with respect to the pricing differentials involved a high degree of auditor judgment in the design of our audit procedures and the evaluation of the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•	Testing the completeness and accuracy of underlying data related to pricing differentials by obtaining the data utilized by Management and agreeing the data to general ledger activity.
•	Performing well-level differential testing by recalculating the differential for a sample of wells and comparing the recalculated differential to the well-level differential used in the estimated future net cash flows in the reserve report.
•	Evaluating evidence obtained in other areas of the audit and identifying whether contradictory evidence existed that would impact the pricing differentials.

/s/ BDO USA, LLP

We have served as the Partnership’s auditor since 2009.

Dallas, Texas

March 31, 2021

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

Cash	$2,706	$1,678
Accounts receivable, affiliate	180,387	267,307
Prepaid state taxes	1,781	880
Total current assets	184,874	269,865

Oil and gas properties at cost, full-cost method	63,813,475	63,786,044
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(61,815,832)	(60,101,424)
	1,997,643	3,684,620

Total assets	$2,182,517	$3,954,485

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$127,361	$71,073
Total current liabilities	127,361	71,073

Asset retirement obligation	1,125,589	1,080,825
Total liabilities	1,252,950	1,151,898

Partners’ capital	929,567	2,802,587

Total liabilities and partners’ capital	$2,182,517	$3,954,485

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues:
Oil sales	$546,220	$1,061,365
Gas sales	358,613	544,904
Total revenues	904,833	1,606,269

Expenses:
Lease operating expense	598,260	743,098
Production taxes	60,278	100,640
Administrative and general expense	100,548	110,345
Depreciation, depletion, and amortization	209,244	263,974
Cost ceiling write-down	1,505,164	—
Asset retirement obligation accretion	44,764	42,940
Total expenses	2,518,258	1,260,997

Net (loss) income	$(1,613,425)	$345,272

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2020 and 2019

Partners’ Capital

Balance at December 31, 2018	$4,398,759

Cash distributions	(1,941,444)
Net income	345,272

Balance at December 31, 2019	2,802,587

Cash distributions	(259,595)
Net loss	(1,613,425)

Balance at December 31, 2020	$929,567

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,613,425)	$345,272
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, and amortization	209,244	263,974
Cost ceiling write-down	1,505,164	—
Asset retirement obligation accretion	44,764	42,940
Plugging and abandonment cost paid from asset retirement obligation	—	(3,320)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	86,920	44,933
Prepaid state taxes	(901)	2,942
Accounts payable, affiliate	53,742	(4,103)
Net cash provided by operating activities	285,508	692,638

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	4,134	1,276,077
Development of oil and gas properties	(29,019)	(41,178)
Net cash (used in) provided by investing activities	(24,885)	1,234,899

Cash flows from financing activities:
Cash distributions to partners	(259,595)	(1,941,444)
Net cash used in financing activities	(259,595)	(1,941,444)

Net increase (decrease) in cash	1,028	(13,907)
Cash, beginning of period	1,678	15,585

Cash, end of period	$2,706	$1,678

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$—	$(167,385)

Changes to oil and gas properties included in accounts payable, affiliate	$2,546	$79

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.       Description of Business

Mewbourne Energy Partners 09-A, L.P., (the “Registrant” or the “-Partnership”), a Delaware limited partnership engaged primarily in oil and natural gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 26, 2009. The offering was part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. During 2011 all general partner equity interests were converted to limited partner equity interests. The managing general partner has no significant equity interest in the Partnership.

The Partnership’s sole business is the development and production of oil and natural gas. A substantial portion of the Partnership’s natural gas production is being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Partnership’s oil and natural gas are subject to influences such as global consumption and supply trends.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and natural gas reserves and future abandonment costs. Changes in oil and natural gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and natural gas properties.

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At December 31, 2020 and 2019, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,505,164 during the year ended December 31, 2020. There were no cost ceiling write-downs during the year ended December 31, 2019.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2020 and December 31, 2019 is as follows:

	2020	2019
Balance, beginning of period	$1,080,825	$1,208,590
Liabilities reduced due to plugging and abandonments and sales of property	—	(170,705)
Accretion expense	44,764	42,940
Balance, end of period	$1,125,589	$1,080,825

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by MOC to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the years ended December 31, 2020 or 2019. The Partnership cannot ensure that such losses will not occur in the future.

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

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2020 or 2019, the Partnership did not accrue for any interest or penalties.

Distributions

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2020 and 2019 were $259,595 and $1,941,444, respectively. Since inception, the Partnership has made distributions of $73,264,437, inclusive of state tax payments.

3.       Organization and Related Party Transactions:

The Partnership was organized on February 26, 2009 in accordance with the laws of the state of Delaware. MOC is operator of oil and natural gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $328,090 and $362,022 for the years ended December 31, 2020 and 2019, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $36,429 and $60,467 were allocated to the Partnership during the years ended December 31, 2020 and 2019, respectively.

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

4.       COVID-19:

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and OPEC, particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. There were temporary production shut-ins of certain of the Partnership’s non-operated oil and natural gas properties during the six months ended June 30, 2020 due to declines in oil and natural gas prices. During the three months ended September 30, 2020 the shut-in wells resumed normal production, and normal production continued throughout the remainder of the year ended December 31, 2020. The Partnership has no planned drilling activity. If oil or natural gas prices decline, the Partnership may be required to record additional oil and natural gas property write-downs and its liquidity may be strained. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Form 10 and incorporated herein by reference)

10.2	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Form 10 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.