Form 10-Q
period 2021-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2021-05-17
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash	$6,766	$2,706
Accounts receivable, affiliate	287,264	180,387
Prepaid state taxes	2,374	1,781
Total current assets	296,404	184,874

Oil and gas properties at cost, full-cost method	63,817,097	63,813,475
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(61,843,628)	(61,815,832)
	1,973,469	1,997,643

Total assets	$2,269,873	$2,182,517

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$88,792	$127,361
Total current liabilities	88,792	127,361

Asset retirement obligation	1,137,255	1,125,589
Total liabilities	1,226,047	1,252,950

Partners' capital	1,043,826	929,567

Total liabilities and partners’ capital	$2,269,873	$2,182,517

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2021	2020
Revenues:
Oil sales	$226,967	$187,269
Gas sales	194,760	82,698
Total revenues	421,727	269,967

Expenses:
Lease operating expense	160,987	163,979
Production taxes	27,893	17,972
Administrative and general expense	16,807	43,820
Depreciation, depletion, and amortization	27,796	56,019
Asset retirement obligation accretion	11,666	11,191
Total expenses	245,149	292,981
Net income (loss)	$176,578	$(23,014)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$929,567	$2,802,587

Cash distributions	(62,319)	(188,387)
Net income (loss)	176,578	(23,014)

Ending balance	$1,043,826	$2,591,186

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$176,578	$(23,014)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	27,796	56,019
Asset retirement obligation accretion	11,666	11,191
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(106,877)	126,697
Prepaid state taxes	(593)	(293)
Accounts payable, affiliate	(38,569)	39,642
Net cash provided by operating activities	70,001	210,242

Cash flows from investing activities:
Operator credit received for oil and gas properties	79	—
Development of oil and gas properties	(3,701)	(40)
Net cash used in investing activities	(3,622)	(40)

Cash flows from financing activities:
Cash distributions to partners	(62,319)	(188,387)
Net cash used in financing activities	(62,319)	(188,387)

Net increase in cash	4,060	21,815
Cash, beginning of period	2,706	1,678

Cash, end of period	$6,766	$23,493

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

2.       Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant’s Annual Report on Form 10-K for 2020, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At March 31, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the three months ended March 31, 2021 and 2020.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	2021	2020
Balance, beginning of period	$1,125,589	$1,080,825
Accretion expense	11,666	44,764
Balance, end of period	$1,137,255	$1,125,589

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the three months ended March 31, 2021 or 2020. The Partnership cannot ensure that such losses will not occur in the future.

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

6.       COVID-19

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and OPEC, particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the three months ended March 31, 2021.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. The Partnership has no planned drilling activity. If oil or natural gas prices decline, the Partnership may be required to record additional oil and natural gas property write-downs and there may be a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce.

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

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. The Partnership has no planned drilling activity. If oil or natural gas prices decline, the Partnership may be required to record oil and natural gas property write-downs and its liquidity may be strained. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce.

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $207,612 at March 31, 2021. If future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas, the Partnership will be carried by the operator.

During the three months ended March 31, 2021, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $62,319 as compared to $188,387, for the three months ended March 31, 2020. Since inception, the Partnership has made distributions of $73,326,755, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Oil sales	$226,967	$187,269
Barrels produced	4,036	4,068
Average price/bbl	$56.24	$46.03

Gas sales	$194,760	$82,698
Mcf produced	43,395	56,229
Average price/mcf	$4.49	$1.47

Oil and natural gas revenues. Oil and natural gas sales increased by $151,760, a 56.2% increase, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Of this increase, $41,498 and $169,662 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $56.24 from $46.03 per barrel (bbl) of oil and to $4.49 from $1.47 per thousand cubic feet (mcf) of natural gas for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Partially offsetting this increase in revenue were decreases of $1,800 and $57,600 from decreases in the volumes of oil and natural gas sold, respectively. The volume of oil sold decreased by 32 bbls and the volume of natural gas sold decreased by 12,834 mcf for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Lease operations. Lease operating expense during the three months ended March 31, 2021 decreased to $160,987 from $163,979 for the three months ended March 31, 2020 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes increased to $27,893 for the three months ended March 31, 2021 from $17,972 for the three months ended March 31, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended March 31, 2021 fell to $16,807 from $43,820 for the three months ended March 31, 2020 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended March 31, 2021 decreased to $27,796 from $56,019 for the three months ended March 31, 2020 due to the overall decrease in oil and natural gas production. The decrease was also due to cost ceiling write-downs in the three months ended June 30, 2020, September 30, 2020, and December 31, 2020, which reduced the basis of the full cost pool.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2021, a 10% change in the price received for oil and natural gas production would have had an approximate $42,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended March 31, 2021, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  May 17, 2021

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

