Form 10-Q
period 2021-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2021-08-16
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐   No ☒

 MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$15,571	$2,706
Accounts receivable, affiliate	318,938	180,387
Prepaid state taxes	2,582	1,781
Total current assets	337,091	184,874
Oil and gas properties at cost, full-cost method	63,818,793	63,813,475
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(61,875,959)	(61,815,832)
Oil and gas properties, net	1,942,834	1,997,643
Total assets	$2,279,925	$2,182,517

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$88,504	$127,361
Total current liabilities	88,504	127,361
Asset retirement obligation	1,148,921	1,125,589
Total liabilities	1,237,425	1,252,950
Partners' capital	1,042,500	929,567
Total liabilities and partners’ capital	$2,279,925	$2,182,517

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Oil sales	$272,385	$46,393	$499,352	$233,662
Natural gas sales	238,748	58,613	433,508	141,311
Total revenues	511,133	105,006	932,860	374,973
Expenses:
Lease operating expense	157,858	147,216	318,845	311,195
Production taxes	34,062	6,127	61,955	24,099
Administrative and general expense	36,542	23,163	53,349	66,983
Depreciation, depletion, and amortization	32,331	57,790	60,127	113,809
Cost ceiling write-down	—	851,186	—	851,186
Asset retirement obligation accretion	11,666	11,191	23,332	22,382
Total expenses	272,459	1,096,673	517,608	1,389,654
Net income (loss)	$238,674	$(991,667)	$415,252	$(1,014,681)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,043,826	$2,591,186	$929,567	$2,802,587
Cash distributions	(240,000)	(25,000)	(302,319)	(213,387)
Net income (loss)	238,674	(991,667)	415,252	(1,014,681)
Ending balance	$1,042,500	$1,574,519	$1,042,500	$1,574,519

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$415,252	$(1,014,681)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	60,127	113,809
Cost ceiling write-down	—	851,186
Asset retirement obligation accretion	23,332	22,382
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(138,551)	209,707
Prepaid state taxes	(801)	(887)
Accounts payable, affiliate	(39,458)	42,386
Net cash provided by operating activities	319,901	223,902

Cash flows from investing activities:
Operator credit received for oil and gas properties	79	2,467
Development of oil and gas properties	(4,796)	(11,651)
Net cash used in investing activities	(4,717)	(9,184)

Cash flows from financing activities:
Cash distributions to partners	(302,319)	(213,387)
Net cash used in financing activities	(302,319)	(213,387)

Net increase in cash	12,865	1,331
Cash, beginning of period	2,706	1,678

Cash, end of period	$15,571	$3,009

Changes to oil and gas properties included in accounts payable, affiliate	$601	$19,481

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At June 30, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the six months ended June 30, 2021. There were cost ceiling write-downs of $851,186 during the six months ended June 30, 2020 due to the declines in the prices of oil and natural gas.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	2021	2020
Balance, beginning of period	$1,125,589	$1,080,825
Accretion expense	23,332	44,764
Balance, end of period	$1,148,921	$1,125,589

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2021 or 2020. The Partnership cannot ensure that such losses will not occur in the future.

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

6.       COVID-19

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and OPEC, particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the six months ended June 30, 2021.

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

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. This led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the six months ended June 30, 2021.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $248,587 at June 30, 2021.

During the six months ended June 30, 2021, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $302,319 as compared to $213,387, for the six months ended June 30, 2020. Since inception, the Partnership has made distributions of $73,566,755, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

	Three Months Ended June 30,
	2021	2020
Oil sales	$272,385	$46,393
Barrels produced	4,364	2,186
Average price/bbl	$62.42	$21.22

Natural gas sales	$238,748	$58,613
Mcf produced	60,243	54,523
Average price/mcf	$3.96	$1.08

Oil and natural gas revenues. Oil and natural gas sales increased by $406,127, a 386.8% increase, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Of this increase, $90,049 and $157,466 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $62.42 from $21.22 per barrel (bbl) of oil and to $3.96 from $1.08 per thousand cubic feet (mcf) of natural gas for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Also contributing to the increase in revenue were increases of $135,943 and $22,669 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 2,178 bbls and the volume of natural gas sold increased by 5,720 mcf for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Lease operations. Lease operating expense during the three months ended June 30, 2021 increased to $157,858 from $147,216 for the three months ended June 30, 2020 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $34,062 for the three months ended June 30, 2021 from $6,127 for the three months ended June 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2021 rose to $36,542 from $23,163 for the three months ended June 30, 2020 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended June 30, 2021 decreased to $32,331 from $57,790 for the three months ended June 30, 2020 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs. Also contributing to the decrease was a higher depletion rate due to the declining volume of reserves over the lives of the wells.

Results of Operations

For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

	Six Months Ended June 30,
	2021	2020
Oil sales	$499,352	$233,662
Barrels produced	8,400	6,254
Average price/bbl	$59.45	$37.36

Natural gas sales	$433,508	$141,311
Mcf produced	103,638	110,752
Average price/mcf	$4.18	$1.28

Oil and natural gas revenues. Oil and natural gas sales increased by $557,887, a 148.8% increase, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Of this increase, $138,117 and $321,954 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $59.45 from $37.36 per barrel (bbl) of oil and to $4.18 from $1.28 per thousand cubic feet (mcf) of natural gas for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Also contributing to the increase in sales was $127,573 from an increase in the volume of oil sold by 2,146 bbls for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Partially offsetting this increase in revenue was a decrease of $29,757 due to a decline in the volume of natural gas sold by 7,114 mcf for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Lease operations. Lease operating expense during the six months ended June 30, 2021 increased to $318,845 from $311,195 for the six months ended June 30, 2020 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $61,955 for the six months ended June 30, 2021 from $24,099 for the six months ended June 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2021 fell to $53,349 from $66,983 for the six months ended June 30, 2020 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six months ended June 30, 2021 decreased to $60,127 from $113,809 for the six months ended June 30, 2020 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs. Also contributing to the decrease was a higher depletion rate due to the declining volume of reserves over the lives of the wells.

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

2.       Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2021, a 10% change in the price received for oil and natural gas production would have had an approximate $93,000 impact on revenue.

 3.       Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended June 30, 2021, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  August 16, 2021

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

