Form 10-Q
period 2021-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2021-11-15
CIK 1462103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 000-53959
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
Delaware		26-4280211
(State or jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)
Registrant’s Telephone Number, including area code:		(903) 561-2900
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

2

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash	$18,035	$2,706
Accounts receivable, affiliate	627,512	180,387
Prepaid state taxes	2,790	1,781
Total current assets	648,337	184,874

Oil and gas properties at cost, full-cost method	63,819,097	63,813,475
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(61,903,475)	(61,815,832)
Oil and gas properties, net	1,915,622	1,997,643

Total assets	$2,563,959	$2,182,517

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$94,584	$127,361
Total current liabilities	94,584	127,361

Asset retirement obligation	1,160,587	1,125,589
Total liabilities	1,255,171	1,252,950

Partners’ capital	1,308,788	929,567

Total liabilities and partners’ capital	$2,563,959	$2,182,517

The accompanying notes are an integral part of the financial statements.
3

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Oil sales	$302,760	$178,660	$802,112	$412,322
Natural gas sales	519,717	107,549	953,225	248,860
Total revenues	822,477	286,209	1,755,337	661,182

Expenses:
Lease operating expense	151,057	128,171	469,902	439,366
Production taxes	55,441	19,894	117,396	43,993
Administrative and general expense	35,509	13,540	88,858	80,523
Depreciation, depletion, and amortization	27,516	51,870	87,643	165,679
Cost ceiling write-down	—	299,524	—	1,150,710
Asset retirement obligation accretion	11,666	11,191	34,998	33,573
Total expenses	281,189	524,190	798,797	1,913,844

Net income (loss)	$541,288	$(237,981)	$956,540	$(1,252,662)

The accompanying notes are an integral part of the financial statements.
4

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Beginning balance	$1,042,500	$1,574,519	$929,567	$2,802,587

Cash distributions	(275,000)	(20,000)	(577,319)	(233,387)
Net income (loss)	541,288	(237,981)	956,540	(1,252,662)

Ending balance	$1,308,788	$1,316,538	$1,308,788	$1,316,538

The accompanying notes are an integral part of the financial statements.
5

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$956,540	$(1,252,662)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	87,643	165,679
Cost ceiling write-down	—	1,150,710
Asset retirement obligation accretion	34,998	33,573
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(447,125)	89,465
Prepaid state taxes	(1,009)	(1,481)
Accounts payable, affiliate	(32,777)	76,109
Net cash provided by operating activities	598,270	261,393

Cash flows from investing activities:
Operator credit received for oil and gas properties	79	4,134
Development of oil and gas properties	(5,701)	(31,132)
Net cash used in investing activities	(5,622)	(26,998)

Cash flows from financing activities:
Cash distributions to partners	(577,319)	(233,387)
Net cash used in financing activities	(577,319)	(233,387)

Net increase in cash	15,329	1,008
Cash, beginning of period	2,706	1,678

Cash, end of period	$18,035	$2,686

Changes to oil and gas properties included in accounts payable, affiliate	$—	$275

The accompanying notes are an integral part of the financial statements.
6

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At September 30, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the nine months ended September 30, 2021. There were cost ceiling write-downs totaling $1,150,710 during the nine months ended September 30, 2020 due to the declines in the prices of oil and natural gas.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2021 and the year ended December 31, 2020 is as follows:

	2021	2020
Balance, beginning of period	$1,125,589	$1,080,825
Accretion expense	34,998	44,764
Balance, end of period	$1,160,587	$1,125,589

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2021 or 2020. The Partnership cannot ensure that such losses will not occur in the future.

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

6.       COVID-19

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and OPEC, particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the nine months ended September 30, 2021.

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

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. This led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the nine months ended September 30, 2021.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $553,753 at September 30, 2021.

During the nine months ended September 30, 2021, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $577,319 as compared to $233,387, for the nine months ended September 30, 2020. Since inception, the Partnership has made distributions of $73,841,755, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Oil sales	$302,760	$178,660
Barrels produced	4,377	4,750
Average price/bbl	$69.17	$37.61

Natural gas sales	$353,830	$107,549
Mcf produced	57,618	52,607
Average price/mcf	$6.14	$2.04

Oil and natural gas revenues. Oil and natural gas sales increased by $370,381, a 129.4% increase, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Of this increase, $149,901 and $215,509 were due to increases in the average prices of oil and natural gas sold, respectively. The average price rose to $69.17 from $37.61 per barrel (bbl) of oil and to $6.14 from $2.04 per thousand cubic feet (mcf) of natural gas for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Also contributing to the increase in sales was $30,772 from an increase in the volume of natural gas sold by 5,011 mcf for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Partially offsetting this increase in revenue was a decrease of $25,801 due to a decline in the volume of oil sold by 373 bbls for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

In addition to the natural gas sales of $353,830 shown above, an additional $165,887 in natural gas revenue was received with the revenue for August production. This receipt from a natural gas purchaser corrected a price miscalculation made by the purchaser related to February 2021 production.

Lease operations. Lease operating expense during the three months ended September 30, 2021 increased to $151,057 from $128,171 for the three months ended September 30, 2020 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $55,441 for the three months ended September 30, 2021, from $19,894 for the three months ended September 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2021 rose to $35,509 from $13,540 for the three months ended September 30, 2020 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended September 30, 2021 decreased to $27,516 from $51,870 for the three months ended September 30, 2020 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Cost ceiling write-down. There was a cost ceiling write-down of $299,524 for the three months ended September 30, 2020. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There were no cost ceiling write-downs for the three months ended September 30, 2021.

Results of Operations

For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020
Oil sales	$802,112	$412,322
Barrels produced	12,777	11,004
Average price/bbl	$62.78	$37.47

Natural gas sales	$953,225	$248,860
Mcf produced	161,256	163,359
Average price/mcf	$5.91	$1.52

Oil and natural gas revenues. Oil and natural gas sales increased by $1,094,155, a 165.5% increase, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Of this increase, $278,485 and $716,796 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $62.78 from $37.47 per barrel (bbl) of oil and to $5.91 from $1.52 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Also contributing to the increase in sales was $111,305 from an increase in the volume of oil sold by 1,773 bbls for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Partially offsetting this increase in revenue was a decrease of $12,431 due to a decline in the volume of natural gas sold by 2,103 mcf for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Lease operations. Lease operating expense during the nine months ended September 30, 2021 increased to $469,902 from $439,366 for the nine months ended September 30, 2020 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $117,396 for the nine months ended September 30, 2021 from $43,993 for the nine months ended September 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2021 increased to $88,858 from $80,523 for the nine months ended September 30, 2020 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the nine months ended September 30, 2021 decreased to $87,643 from $165,679 for the nine months ended September 30, 2020 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,150,710 for the nine months ended September 30, 2020. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the nine months ended September 30, 2021.

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

2.       Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2021, a 10% change in the price received for oil and natural gas production would have had an approximate $176,000 impact on revenue.

 3.       Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended September 30, 2021, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 15, 2021

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer
Mewbourne Development Corporation
Managing General Partner of the Registrant

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

