Form 10-Q
period 2022-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2022-08-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash	$23,371	$109,831
Accounts receivable, affiliate	609,920	405,966
Prepaid state taxes	3,103	623
Total current assets	636,394	516,420

Oil and gas properties at cost, full-cost method	63,814,757	63,813,050
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(61,982,668)	(61,927,328)
	1,832,089	1,885,722

Total assets	$2,468,483	$2,402,142

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$135,429	$116,987
Total current liabilities	135,429	116,987

Asset retirement obligation	1,186,041	1,162,293
Total liabilities	1,321,470	1,279,280

Partners’ capital	1,147,013	1,122,862

Total liabilities and partners’ capital	$2,468,483	$2,402,142

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil sales	$554,577	$272,385	$978,070	$499,352
Natural gas sales	409,050	238,748	762,057	433,508
Total revenues	963,627	511,133	1,740,127	932,860

Expenses:
Lease operating expense	184,314	157,858	369,718	318,845
Production taxes	69,909	34,062	127,602	61,955
Administrative and general expense	48,326	36,542	106,331	53,349
Depreciation, depletion, and amortization	28,773	32,331	55,340	60,127
Asset retirement obligation accretion	11,874	11,666	23,748	23,332
Total expenses	343,196	272,459	682,739	517,608

Net income	$620,431	$238,674	$1,057,388	$415,252

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$1,126,582	$1,043,826	$1,122,862	$929,567

Cash distributions	(600,000)	(240,000)	(1,033,237)	(302,319)
Net income	620,431	238,674	1,057,388	415,252

Ending balance	$1,147,013	$1,042,500	$1,147,013	$1,042,500

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,057,388	$415,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	55,340	60,127
Asset retirement obligation accretion	23,748	23,332
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(203,954)	(138,551)
Prepaid state taxes	(2,480)	(801)
Accounts payable, affiliate	18,231	(39,458)
Net cash provided by operating activities	948,273	319,901

Cash flows from investing activities:
Operator credit received for oil and gas properties	—	79
Development of oil and gas properties	(1,496)	(4,796)
Net cash used in investing activities	(1,496)	(4,717)

Cash flows from financing activities:
Cash distributions to partners	(1,033,237)	(302,319)
Net cash used in financing activities	(1,033,237)	(302,319)

Net (decrease) increase in cash	(86,460)	12,865
Cash, beginning of period	109,831	2,706

Cash, end of period	$23,371	$15,571

Changes to oil and gas properties included in accounts payable, affiliate	$211	$601

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. On June 30, 2022 and 2021, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the six months ended June 30, 2022 or 2021.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the six months ended June 30, 2022 and the year ended December 31, 2021 is as follows:

	2022	2021
Balance, beginning of period	$1,162,293	$1,125,589
Liabilities reduced due to plugging and abandonments	—	(9,467)
Accretion expense	23,748	46,171
Balance, end of period	$1,186,041	$1,162,293

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2022 or 2021. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $500,965 at June 30, 2022.

During the six months ended June 30, 2022, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,033,237 as compared to $302,319, for the six months ended June 30, 2021. Since inception, the Partnership has made distributions of $75,377,366, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021
Oil sales	$554,577	$272,385
Barrels produced	5,271	4,364
Average price/bbl	$105.21	$62.42

Natural gas sales	$409,050	$238,748
Mcf produced	55,076	60,243
Average price/mcf	$7.43	$3.96

Oil and natural gas revenues. Oil and natural gas sales increased by $452,494, an 88.5% increase, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Of this increase, $186,764 and $208,677 were due to increases in the average prices of oil and natural gas sold, respectively. The average price rose to $105.21 from $62.42 per barrel (bbl) of oil and to $7.43 from $3.96 per thousand cubic feet (mcf) of natural gas for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Also contributing to the increase in sales was $95,428 from an increase in the volume of oil sold by 907 bbls of oil for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Partially offsetting these increases in sales was a decrease of $38,375 from a decrease in the volume natural gas sold by 5,167 mcf of natural gas for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Lease operations. Lease operating expense during the three months ended June 30, 2022 increased to $184,314 from $157,858 for the three months ended June 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $69,909 for the three months ended June 30, 2022, from $34,062 for the three months ended June 30, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2022 rose to $48,326 from $36,542 for the three months ended June 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended June 30, 2022 decreased to $28,773 from $32,331 for the three months ended June 30, 2021 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Results of Operations

For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021
Oil sales	$978,070	$499,352
Barrels produced	9,780	8,400
Average price/bbl	$100.01	$59.45

Natural gas sales	$762,057	$433,508
Mcf produced	104,920	103,638
Average price/mcf	$7.26	$4.18

Oil and natural gas revenues. Oil and natural gas sales increased by $807,267, an 86.5% increase, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Of this increase, $340,708 and $319,238 were due to increases in the average prices of oil and natural gas sold, respectively. The average price rose to $100.01 from $59.45 per barrel (bbl) of oil and to $7.26 from $4.18 per thousand cubic feet (mcf) of natural gas for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Also contributing to the increase in sales were $138,010 and $9,311 from increases in the volumes of oil and natural gas sold, respectively by 1,380 bbls of oil and 1,282 mcf of natural gas for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Lease operations. Lease operating expense during the six months ended June 30, 2022 increased to $369,718 from $318,845 for the six months ended June 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $127,602 for the six months ended June 30, 2022, from $61,955 for the six months ended June 30, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2022 rose to $106,331 from $53,349 for the six months ended June 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six months ended June 30, 2022 decreased to $55,340 from $60,127 for the six months ended June 30, 2021 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2022, a 10% change in the price received for oil and natural gas production would have had an approximate $174,000 impact on revenue.

 3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended June 30, 2022, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:           August 15, 2022

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.