Form 10-Q
period 2022-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2022-11-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash	$56,938	$109,831
Accounts receivable, affiliate	1,595,007	405,966
Prepaid state taxes	5,376	623
Total current assets	1,657,321	516,420

Oil and gas properties at cost, full-cost method	63,717,142	63,813,050
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(62,011,041)	(61,927,328)
	1,706,101	1,885,722

Total assets	$3,363,422	$2,402,142

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$188,087	$116,987
Total current liabilities	188,087	116,987

Asset retirement obligation	1,186,236	1,162,293
Total liabilities	1,374,323	1,279,280

Partners' capital	1,989,099	1,122,862

Total liabilities and partners' capital	$3,363,422	$2,402,142

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Oil sales	$1,247,568	$302,760	$2,225,638	$802,112
Natural gas sales	656,041	519,717	1,418,098	953,225
Total revenues	1,903,609	822,477	3,643,736	1,755,337

Expenses:
Lease operating expense	212,742	151,057	582,460	469,902
Production taxes	150,536	55,441	278,138	117,396
Administrative and general expense	73,711	35,509	180,042	88,858
Depreciation, depletion, and amortization	37,785	27,516	93,125	87,643
Asset retirement obligation accretion	11,749	11,666	35,497	34,998
Total expenses	486,523	281,189	1,169,262	798,797

Net income	$1,417,086	$541,288	$2,474,474	$956,540

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	$1,147,013	$1,042,500	$1,122,862	$929,567

Cash distributions	(575,000)	(275,000)	(1,608,237)	(577,319)
Net income	1,417,086	541,288	2,474,474	956,540

Ending balance	$1,989,099	$1,308,788	$1,989,099	$1,308,788

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,474,474	$956,540
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	93,125	87,643
Asset retirement obligation accretion	35,497	34,998
Plugging and abandonment cost paid from asset retirement obligation	(14,056)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,189,041)	(447,125)
Prepaid state taxes	(4,753)	(1,009)
Accounts payable, affiliate	70,825	(32,777)
Net cash provided by operating activities	1,466,071	598,270

Cash flows from investing activities:
Sale of leasehold, oil and gas operator credits	90,981	79
Development of oil and gas properties	(1,708)	(5,701)
Net cash provided by (used in) investing activities	89,273	(5,622)

Cash flows from financing activities:
Cash distributions to partners	(1,608,237)	(577,319)
Net cash used in financing activities	(1,608,237)	(577,319)

Net (decrease) increase in cash	(52,893)	15,329
Cash, beginning of period	109,831	2,706

Cash, end of period	$56,938	$18,035

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$2,502	$—

Changes to oil and gas properties included in accounts payable, affiliate	$275	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. As of September 30, 2022 and 2021, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the nine months ended September 30, 2022 or 2021.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows:

	2022	2021
Balance, beginning of period	$1,162,293	$1,125,589
Liabilities reduced due to settlements and plugging and abandonments	(11,554)	(9,467)
Accretion expense	35,497	46,171
Balance, end of period	$1,186,236	$1,162,293

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2022 or 2021. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,469,234 as of September 30, 2022.

During the nine months ended September 30, 2022, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,608,237 as compared to $577,319, for the nine months ended September 30, 2021. Since inception, the Partnership has made distributions of $75,952,366, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Oil sales	$1,247,568	$302,760
Barrels produced	13,305	4,377
Average price/bbl	$93.77	$69.17

Natural gas sales	$656,041	$519,717
Mcf produced	74,290	57,618
Average price/mcf	$8.83	$9.02

Oil and natural gas revenues. Oil and natural gas sales increased by $1,081,132, a 131.4% increase, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Of this increase, $107,658 was due to an increase in the average price of oil sold. The average price rose to $93.77 from $69.17 per barrel (bbl) of oil for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Also contributing to the increase in sales were $837,150 and $147,227 from increases in the volumes of oil and natural gas sold, respectively, by 8,928 bbls of oil and 16,672 thousand cubic feet (mcf), for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Additionally, higher prices for the three months ended September 30, 2022 made it economically feasible to increase production.

Partially offsetting these increases in sales was a decrease of $10,903 from a decrease in the price of natural gas sold. The average price fell to $8.83 from $9.02 per mcf of natural gas for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The higher average price for the three months ended September 30, 2021 was caused by $165,887 of natural gas revenue that was received in August 2021 related to a price correction from a natural gas purchaser related to February 2021 production.

Lease operations. Lease operating expense during the three months ended September 30, 2022 increased to $212,742 from $151,057 for the three months ended September 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $150,536 for the three months ended September 30, 2022, from $55,441 for the three months ended September 30, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2022 rose to $73,711 from $35,509 for the three months ended September 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended September 30, 2022 increased to $37,785 from $27,516 for the three months ended September 30, 2021 due to increased production of oil and natural gas.

Results of Operations

For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021
Oil sales	$2,225,638	$802,112
Barrels produced	23,085	12,777
Average price/bbl	$96.41	$62.78

Natural gas sales	$1,418,098	$953,225
Mcf produced	179,210	161,256
Average price/mcf	$7.91	$5.91

Oil and natural gas revenues. Oil and natural gas sales increased by $1,888,399, a 107.6% increase, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Of this increase, $429,726 and $322,802 were due to increases in the average prices of oil and natural gas sold, respectively. The average price rose to $96.41 from $62.78 per barrel (bbl) of oil and to $7.91 from $5.91 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Also contributing to the increase in sales were $993,800 and $142,071 from increases in the volumes of oil and natural gas sold, respectively, by 10,308 bbls of oil and 17,954 mcf of natural gas for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Lease operations. Lease operating expense during the nine months ended September 30, 2022 increased to $582,460 from $469,902 for the nine months ended September 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $278,138 for the nine months ended September 30, 2022, from $117,396 for the nine months ended September 30, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2022 rose to $180,042 from $88,858 for the nine months ended September 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the nine months ended September 30, 2022 increased to $93,125 from $87,643 for the nine months ended September 30, 2021 due increased oil and gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2022, a 10% change in the price received for oil and natural gas production would have had an approximate $364,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures as of September 30, 2022 are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended September 30, 2022, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2022

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.