Form 10-K
period 2022-12-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2023-03-31
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. On March 31, 2023, MOC employed 636 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and natural gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil and natural gas. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States (U.S.); global health concerns; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries (“OPEC”); the Russia/Ukraine conflict; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

ITEM 1A.	Risk Factors

Not required for smaller reporting companies.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Property Interests

The Registrant’s properties consist primarily of interests in properties on which oil and natural gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and natural gas leasehold interests.

Fractional working interests in developmental oil and natural gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and natural gas wells. As of December 31, 2022, the Registrant owned working interests in 103 producing wells. The Registrant had no drilling activity for the years ended December 31, 2022 and 2021. Additional capital costs incurred, if any, were due to maintenance of current wells.

Third Party Review of Reserves Estimate

The reserves estimate shown herein has been independently evaluated by Legacy Petroleum Engineering. Their reserves estimate is filed with this report as Exhibit 99.1. The qualifications of Stacy M. Light, P.E., the technical person primarily responsible for overseeing her firm’s preparation of the Partnership’s reserve estimates are set forth below.

●	Over 25 years of practical experience in petroleum engineering
●	Registered professional engineer in the state of Texas
●	Bachelor of Science Degree in Petroleum Engineering

Internal Controls Over Reserves Estimate

MD, the Registrant’s managing general partner, maintains internal controls such as the following to ensure the reliability of reserves estimation:

●	No employee’s compensation is tied to the amount of reserves booked.
●	Comprehensive Securities and Exchange Commission (“SEC”) compliant internal policies are followed to determine and report proved reserves.
●	Reserves estimate is made by experienced reservoir engineers or under their direct supervision.
●	The reservoir engineers review all the Partnership’s reported proved reserves at the close of each quarter.

ITEM 3.	Legal Proceedings

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

On March 31, 2023, the Registrant had 13,242 outstanding limited partnership interests held of record by 1,754 subscribers. There is no established public or organized trading market for the partner interests.

Cash received from sales of oil and natural gas which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2022 and 2021 were $2,609,067 and $1,079,693, respectively. Since inception, the Partnership has made distributions of $76,953,196, inclusive of state tax payments for the benefit of investor partners.

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

Current Price Environment

Oil and natural gas prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets.

Additionally, the ongoing conflict and the continuation of, or any increase in the severity of, the conflict between Russia and Ukraine has led and may continue to lead to an increase in the volatility of global oil and natural gas prices.

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

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021
Oil sales	$2,472,932	$1,084,957
Barrels produced	26,419	16,526
Average price/bbl	$93.60	$65.65

Natural gas sales	$1,647,593	$1,320,053
Mcf produced	226,271	217,308
Average price/mcf	$7.28	$6.07

Oil and natural gas revenues. As shown in the above table, total oil and natural gas sales increased by $1,715,515, a 71.3 % increase, for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Of this increase, $461,948 and $262,276 were due to increases in the average prices of oil and natural gas sold, respectively. The average prices rose to $93.60 from $65.65 per barrel (bbl) of oil and to $7.28 from $6.07 per thousand cubic feet (mcf) of natural gas for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Also contributing to the increase were $926,027 and $65,264 due to higher volumes of oil and natural gas sold, respectively. The volumes sold rose by 9,893 bbls of oil and 8,963 mcf of natural gas for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Lease operations. Lease operating expense during the year ended December 31, 2022 increased to $878,292 from $668,679 for the year ended December 31, 2021 due to more well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2022 increased to $310,880 from $165,413 for the year ended December 31, 2021. This was due to higher overall oil and natural gas revenue for the year ended December 31, 2022.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2022 rose to $200,328 from $142,259 for the year ended December 31, 2021. This was due to the higher total administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2022 decreased to $108,041 from $109,500 for the year ended December 31, 2021. This was due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Liquidity and Capital Resources

Cash increased by $103,066 during the year ended December 31, 2022. Cash received from sales of oil and natural gas were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled; the Partnership has no planned drilling activity in the future. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and natural gas sales. Cash received from sales of oil and natural gas which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Management believes they have sufficient liquidity for the next 12 months and beyond.

Additionally, the ongoing conflict and the continuation of, or any increase in the severity of, the conflict between Russia and Ukraine has led and may continue to lead to an increase in the volatility of global oil and natural gas prices.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $562,737 as of December 31, 2022.

Critical Accounting Policies And Estimates

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

Proved reserves are the estimated quantities of natural gas and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Material revisions (upward and downward) to existing reserve estimates may occur from time to time. The accuracy of these estimates is dependent on the quality pf available data and on engineering and geological interpretation and judgement. These inputs and assumptions all require a high degree of subjectivity and could have a material impact on the overall estimate of proved oil and natural gas reserve volumes and associated future cash flows and the related measurement of DD&A expense or the full-cost ceiling test impairment calculation. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements. Additionally, the Registrant has no contractual obligations but has a financial obligation to plug and abandon non-producing properties as discussed below.

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. On December 31, 2022 and 2021, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first day of the month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2022 or 2021.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the years ended December 31, 2022 and December 31, 2021 is as follows:

	2022	2021
Balance, beginning of period	$1,162,293	$1,125,589
Liabilities incurred	2,156	—
Liabilities reduced due to settlements and plugging and abandonments	(11,554)	(9,467)
Accretion expense	47,280	46,171
Balance, end of period	$1,200,175	$1,162,293

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will be allocated its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts paid to MOC for operator charges totaled $370,381 and $328,626 for the years ended December 31, 2022 and 2021, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $137,736 and $84,175 were allocated to the Partnership during the years ended December 31, 2022 and 2021, respectively.

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

(b) Annual Report on Internal Control Over Financial Reporting

MD’s management, as managing general partner of the Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2022. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2022 or in other factors which have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2022	Position
J. Roe Buckley	60	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	62	Chief Executive Officer

Dorothy M. Cuenod	62	Assistant Secretary and Director

Ruth M. Buckley	61	Assistant Secretary and Director

Julie M. Greene	59	Assistant Secretary and Director

Donald R. Russell	48	Treasurer and Controller

J. Roe Buckley, age 60, joined Mewbourne Holdings, Inc. in July 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 62, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined MOC following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December 1983. He currently manages all MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Dorothy M. Cuenod, age 62, received a Bachelor of Arts degree in Art History from The University of Texas and a Master of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 61, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 59, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

Donald R. Russell, age 48, has been with MOC since 1997 and serves as Treasurer and Controller of both MD and MOC. He received a Bachelor of Business Administration degree in Accounting from Texas A&M University at Texarkana in 1997.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Beneficial owners of more than five percent on March 31, 2023

Class of Ownership	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Limited Partnership Interests
Limited Partnership Interest	Mewbourne Development Corp 3901 S. Broadway, Tyler, TX 75701	862 Limited Partnership Interests	6.51%

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2022 and 2021:

	2022	2021
Administrative and general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$508,117	$412,801

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

The Partnership has retained BDO USA, LLP as its independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2022 and 2021 are set forth below:

	2022	2021
Audit Fees	$60,449	$54,177

PART IV

ITEM 15.	Exhibit and Financial Statement Schedules

1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

(BDO USA, LLP; Dallas, Texas, PCAOB ID #243)

Balance sheets as of December 31, 2022 and 2021

Statements of operations for the years ended December 31, 2022 and 2021

Statements of changes in partners’ capital for the years ended December 31, 2022 and 2021

Statements of cash flows for the years ended December 31, 2022 and 2021

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

/s/ Kenneth S. Waits	Chief Executive Officer	March 31, 2023
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 31, 2023

/s/ Dorothy M. Cuenod	Director	March 31, 2023
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2023
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2023
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to the Registrant’s security holders

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As of and for the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

Partners of Mewbourne Energy Partners 09-A, L.P. and the

Board of Directors of Mewbourne Development Corporation (MD)

Tyler, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mewbourne Energy Partners 09-A, L.P. (the “Partnership”) as of December 31, 2022 and 2021, the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Reserves Estimation and Impact on Depreciation, Depletion, and Amortization (“DD&A”) Expense and Full-Cost Ceiling Test Impairment Calculation Related to Proved Oil and Natural Gas Properties

As described in Note 2 to the financial statements, proved oil and natural gas reserves volumes and associated future net cash flows directly impact the calculation of DD&A expense and the full-cost ceiling test impairment calculation. There are numerous uncertainties inherent in estimating proved oil and natural gas reserves volumes and associated future net cash flows including, among others, estimated future production volumes and timing of such production, pricing differentials, lease operating expenses, and amounts and timing of capital expenditures. The accuracy of these estimates is dependent on the quality of available data and on engineering and geological interpretation and judgment. The estimation of oil and natural gas reserve volumes and associated future net cash flows requires management’s use of internal petroleum engineers and independent petroleum engineers and geologists (referred to as “management’s specialists”).

We have identified the estimation and timing of future production volumes and lease operating expenses used to estimate oil and natural gas reserves as a critical audit matter. These inputs and assumptions require a high degree of subjectivity and could have a material impact on the overall estimate of proved oil and natural gas reserve volumes, the associated future cash flows and the related measurement of DD&A expense or the full-cost ceiling test impairment calculation. Auditing management’s judgment with respect to these inputs involved a high degree of auditor judgment in the design of our audit procedures and the evaluation of the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the professional qualifications of management’s specialists and their relationship to the Partnership, making inquiries of management’s specialists regarding the process followed and judgments used to assist in estimating the Partnership’s proved oil and natural gas reserves, and reading the report prepared by the independent petroleum engineers and geologists.
●	Comparing estimated production volumes and production decline analyses against results of actual production and actual production decline analyses to determine the appropriateness of management’s estimates.
●	Evaluating the estimates of lease operating expenses used in the reserve estimates compared to historical lease operating expenses.
●	Evaluating management’s estimates of oil and natural gas reserve volumes and lease operating expenses against evidence obtained in other areas of the audit for consistency and reasonableness.

/s/ BDO USA, LLP

We have served as the Partnership’s auditor since 2009.

Dallas, Texas

March 31, 2023

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Cash	$212,897	$109,831
Accounts receivable, affiliate	530,257	405,966
Prepaid state taxes	6,818	623
Total current assets	749,972	516,420

Oil and gas properties at cost, full-cost method	63,751,074	63,813,050
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(62,024,137)	(61,927,328)
	1,726,937	1,885,722

Total assets	$2,476,909	$2,402,142

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$187,235	$116,987
Total current liabilities	187,235	116,987

Asset retirement obligation	1,200,175	1,162,293
Total liabilities	1,387,410	1,279,280

Partners’ capital	1,089,499	1,122,862

Total liabilities and partners’ capital	$2,476,909	$2,402,142

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenues:
Oil sales	$2,472,932	$1,084,957
Natural gas sales	1,647,593	1,320,053
Total revenues	4,120,525	2,405,010

Expenses:
Lease operating expense	878,292	668,679
Production taxes	310,880	165,413
Administrative and general expense	200,328	142,259
Depreciation, depletion, and amortization	108,041	109,500
Asset retirement obligation accretion	47,280	46,171
Total expenses	1,544,821	1,132,022

Net income	$2,575,704	$1,272,988

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2022 and 2021

Partners’ Capital
Balance at December 31, 2020	$929,567

Cash distributions	(1,079,693)
Net income	1,272,988

Balance at December 31, 2021	1,122,862

Cash distributions	(2,609,067)
Net income	2,575,704

Balance at December 31, 2022	$1,089,499

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,575,704	$1,272,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	108,041	109,500
Asset retirement obligation accretion	47,280	46,171
Plugging and abandonment cost paid from asset retirement obligation	(15,876)	(1,344)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(124,291)	(225,579)
Prepaid state taxes	(6,195)	1,158
Accounts payable, affiliate	38,643	(10,453)
Net cash provided by operating activities	2,623,306	1,192,441

Cash flows from investing activities:
Sale of leasehold, oil and gas operator credits	90,981	79
Development of oil and gas properties	(2,154)	(5,702)
Net cash provided by (used in) investing activities	88,827	(5,623)

Cash flows from financing activities:
Cash distributions to partners	(2,609,067)	(1,079,693)
Net cash used in financing activities	(2,609,067)	(1,079,693)

Net increase in cash	103,066	107,125
Cash, beginning of period	109,831	2,706

Cash, end of period	$212,897	$109,831

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
Change to net oil & gas properties related to asset retirement obligation liabilities	$6,478	$(8,123)

Changes to oil and gas properties included in accounts payable, affiliate	$31,605	$79

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 09-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and natural gas reserves and future abandonment costs. Changes in oil and natural gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and natural gas properties. There are numerous uncertainties inherent in estimating proved oil and natural gas reserves volumes and associated future net cash flows including, among others, estimated future production volumes and timing of such production, pricing differentials, lease operating expenses, and amounts and timing of capital expenditures. The accuracy of these estimates is dependent on the quality of available data and on engineering and geological interpretation and judgement. The estimation of oil and natural gas reserve volumes and associated future net cash flows requires management’s use of internal petroleum engineers and independent petroleum engineers and geologists.

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. As of December 31, 2022 and 2021, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first day of the month oil and natural gas prices, adjusted by a pricing differential associated with the particular property, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2022 or 2021.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the years ended December 31, 2022 and December 31, 2021 is as follows:

	2022	2021
Balance, beginning of period	$1,162,293	$1,125,589
Liabilities incurred	2,156	—
Liabilities reduced due to settlements and plugging and abandonments	(11,554)	(9,467)
Accretion expense	47,280	46,171
Balance, end of period	$1,200,175	$1,162,293

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the years ended December 31, 2022 or 2021. The Partnership cannot ensure that such losses will not occur in the future.

The Partnership has only non-operated working interests and royalty interests in oil and natural gas wells and receives monthly net revenue checks from the operator of these oil and natural gas wells. Each unit of oil and natural gas is accounted for as a separate performance obligation. It recognizes revenue for oil and condensate when control transfers to the purchaser at a contractually specified delivery point at or near the wellhead at market prices in accordance with the contractual arrangement. Sales of natural gas applicable to the Partnership’s interest are recorded as revenue when the natural gas is metered and control is transferred pursuant to the natural gas sales contracts covering the Partnership’s interest in natural gas reserves.

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

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2022 or 2021, the Partnership did not accrue for any interest or penalties.

Distributions

Cash received from sales of oil and natural gas which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2022 and 2021 were $2,609,067 and $1,079,693, respectively. Since inception, the Partnership has made distributions of $76,953,196, inclusive of state tax payments for the benefit of investor partners.

3.	Organization and Related Party Transactions:

The Partnership was organized on February 26, 2009 in accordance with the laws of the state of Delaware. MOC is operator of oil and natural gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will be allocated its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts paid to MOC for operator charges totaled $370,381 and $328,626 for the years ended December 31, 2022 and 2021, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $137,736 and $84,175 were allocated to the Partnership during the years ended December 31, 2022 and 2021, respectively.

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

Oil and natural gas prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets.

Additionally, the ongoing conflict and the continuation of, or any increase in the severity of, the conflict between Russia and Ukraine has led and may continue to lead to an increase in the volatility of global oil and natural gas prices.

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

5.	Sale of Leasehold

Sale of leasehold consist of proceeds of $90,981 on the sale of leasehold rights located in the state of New Mexico. Since the Partnership follows the full-cost method of accounting under this method proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Form 10 and incorporated herein by reference)

10.2	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Form 10 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Legacy Petroleum Engineering

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.