Form 10-Q
period 2023-03-31
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2023-05-15
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash	$182,931	$212,897
Accounts receivable, affiliate	401,561	530,257
Prepaid state taxes	9,093	6,818
Total current assets	593,585	749,972

Oil and gas properties at cost, full-cost method	63,771,563	63,751,074
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(62,044,009)	(62,024,137)
	1,727,554	1,726,937

Total assets	$2,321,139	$2,476,909

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$197,580	$187,235
Total current liabilities	197,580	187,235

Asset retirement obligation	1,212,469	1,200,175
Total liabilities	1,410,049	1,387,410

Partners’ capital	911,090	1,089,499

Total liabilities and partners’ capital	$2,321,139	$2,476,909

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2023	2022
Revenues:
Oil sales	$445,584	$423,493
Natural gas sales	214,057	353,007
Total revenues	659,641	776,500

Expenses:
Lease operating expense	237,061	185,404
Production taxes	49,154	57,693
Administrative and general expense	53,220	58,005
Depreciation, depletion, and amortization	19,872	26,567
Asset retirement obligation accretion	12,294	11,874
Total expenses	371,601	339,543

Net income	$288,040	$436,957

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$1,089,499	$1,122,862

Cash distributions	(466,449)	(433,237)
Net income	288,040	436,957

Ending balance	$911,090	$1,126,582

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$288,040	$436,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	19,872	26,567
Asset retirement obligation accretion	12,294	11,874
Changes in operating assets and liabilities:
Accounts receivable, affiliate	128,696	(169,136)
Prepaid state taxes	(2,275)	(207)
Accounts payable, affiliate	10,181	66,720
Net cash provided by operating activities	456,808	372,775

Cash flows from investing activities:
Development of oil and gas properties	(20,325)	(534)
Net cash used in investing activities	(20,325)	(534)

Cash flows from financing activities:
Cash distributions to partners	(466,449)	(433,237)
Net cash used in financing activities	(466,449)	(433,237)

Net decrease in cash	(29,966)	(60,996)
Cash, beginning of period	212,897	109,831
Cash, end of period	$182,931	$48,835

Supplemental Cash Flow Information:
Changes to oil and gas properties included in accounts payable, affiliate	$164	$421

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant’s Annual Report on Form 10-K for 2022, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. On March 31, 2023 and 2022, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the three months ended March 31, 2023 or 2022.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. The updated guidance is effective for the Partnership for annual and quarterly reporting periods beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Partnership’s financial statements or disclosures.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows:

	2023	2022
Balance, beginning of period	$1,200,175	$1,162,293
Liabilities incurred	—	2,156
Liabilities reduced due to settlements and plugging and abandonments	—	(11,554)
Accretion expense	12,294	47,280
Balance, end of period	$1,212,469	$1,200,175

4.	Oil and Natural Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the three months ended March 31, 2023 or 2022. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $396,005 at March 31, 2023.

During the three months ended March 31, 2023, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $466,449 as compared to $433,237, for the three months ended March 31, 2022. Since inception, the Partnership has made distributions of $77,419,645, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Oil sales	$445,584	$423,493
Barrels produced	6,021	4,509
Average price/bbl	$74.00	$93.92

Natural gas sales	$214,057	$353,007
Mcf produced	55,056	49,844
Average price/mcf	$3.89	$7.08

Oil and natural gas revenues. Oil and natural gas sales decreased by $116,859, a 15% decrease, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Of this decrease, $89,805 and $159,214 were due to decreases in the average prices of oil and natural gas sold, respectively. The average price fell to $74.00 from $93.92 per barrel (bbl) of oil and to $3.89 from $7.08 per thousand cubic feet (mcf) of natural gas for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Partially offsetting this decrease in revenue was an increase of $111,896 and $20,264 from increases in the volumes of oil and natural gas sold, respectively by 1,512 bbls of oil and 5,212 mcf of natural gas for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Lease operations. Lease operating expense during the three months ended March 31, 2023 increased to $237,061 from $185,404 for the three months ended March 31, 2022 due to more well repairs, workovers and overhead.

Production taxes. Production taxes decreased to $49,154 for the three months ended March 31, 2023, from $57,693 for the three months ended March 31, 2022. This was due to lower overall oil and natural gas revenue for the three months ended March 31, 2023.

Administrative and general expense. Administrative and general expense for the three months ended March 31, 2023 fell to $53,220 from $58,005 for the three months ended March 31, 2022 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended March 31, 2023 decreased to $19,872 from $26,567 for the three months ended March 31, 2022 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2023, a 10% change in the price received for oil and natural gas production would have had an approximate $66,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended March 31, 2023, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 15, 2023

		By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.