Form 10-Q
period 2023-06-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2023-08-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

 MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash	$60,266	$212,897
Accounts receivable, affiliate	411,427	530,257
Prepaid state taxes	11,514	6,818
Total current assets	483,207	749,972

Oil and gas properties at cost, full-cost method	63,719,705	63,751,074
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(62,067,323)	(62,024,137)
	1,652,382	1,726,937

Total assets	$2,135,589	$2,476,909

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$120,662	$187,235
Total current liabilities	120,662	187,235

Asset retirement obligation	1,225,236	1,200,175
Total liabilities	1,345,898	1,387,410

Partners’ capital	789,691	1,089,499

Total liabilities and partners’ capital	$2,135,589	$2,476,909

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil sales	$522,802	$554,577	$968,386	$978,070
Natural gas sales	165,848	409,050	379,905	762,057
Total revenues	688,650	963,627	1,348,291	1,740,127

Expenses:
Lease operating expense	239,112	184,314	476,173	369,718
Production taxes	50,735	69,909	99,889	127,602
Administrative and general expense	54,826	48,326	108,046	106,331
Depreciation, depletion, and amortization	23,314	28,773	43,186	55,340
Asset retirement obligation accretion	12,303	11,874	24,597	23,748
Total expenses	380,290	343,196	751,891	682,739

Net income	$308,360	$620,431	$596,400	$1,057,388

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$911,090	$1,126,582	$1,089,499	$1,122,862

Cash distributions	(429,759)	(600,000)	(896,208)	(1,033,237)
Net income	308,360	620,431	596,400	1,057,388

Ending balance	$789,691	$1,147,013	$789,691	$1,147,013

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$596,400	$1,057,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	43,186	55,340
Asset retirement obligation accretion	24,597	23,748
Changes in operating assets and liabilities:
Accounts receivable, affiliate	118,830	(203,954)
Prepaid state taxes	(4,696)	(2,480)
Accounts payable, affiliate	(66,907)	18,231
Net cash provided by operating activities	711,410	948,273

Cash flows from investing activities:
Sale of leasehold, oil and gas operator credits	62,176	—
Development of oil and gas properties	(30,009)	(1,496)
Net cash provided by (used in) investing activities	32,167	(1,496)

Cash flows from financing activities:
Cash distributions to partners	(896,208)	(1,033,237)
Net cash used in financing activities	(896,208)	(1,033,237)

Net decrease in cash	(152,631)	(86,460)
Cash, beginning of period	212,897	109,831

Cash, end of period	$60,266	$23,371

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$464	$—

Changes to oil and gas properties included in accounts payable, affiliate	$334	$211

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. On June 30, 2023 and 2022, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the six months ended June 30, 2023 or 2022.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

	2023	2022
Balance, beginning of period	$1,200,175	$1,162,293
Liabilities incurred	464	2,156
Liabilities reduced due to settlements and plugging and abandonments	—	(11,554)
Accretion expense	24,597	47,280
Balance, end of period	$1,225,236	$1,200,175

4.	Oil and Natural Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2023 or 2022. The Partnership cannot ensure that such losses will not occur in the future.

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

In accordance with the Partnership agreement, during any calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partner

The Partnership participates in oil and natural gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $362,545 at June 30, 2023.

During the six months ended June 30, 2023, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $896,208 as compared to $1,033,237, for the six months ended June 30, 2022. Since inception, the Partnership has made distributions of $77,849,404, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022
Oil sales	$522,802	$554,577
Barrels produced	7,244	5,271
Average price/bbl	$72.17	$105.21

Natural gas sales	$165,848	$409,050
Mcf produced	61,605	55,076
Average price/mcf	$2.69	$7.43

Oil and natural gas revenues. Oil and natural gas sales decreased by $274,977, a 29% decrease, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Of this decrease, $174,167 and $260,779 were due to decreases in the average prices of oil and natural gas sold, respectively. The average price fell to $72.17 from $105.21 per barrel (bbl) of oil and $2.69 from $7.43 per thousand cubic feet (mcf) of natural gas for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Partially offsetting the decrease in sales was an increase of $142,392 in the volume of oil sold by 1,973 bbls of oil for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Additionally, an increase of $17,577 in the volume of natural gas sold by 6,529 mcf of natural gas for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This was in part due to receiving interests from payouts in two wells during the three months ended June 30, 2023.

Lease operations. Lease operating expense during the three months ended June 30, 2023 increased to $239,112 from $184,314 for the three months ended June 30, 2022 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes decreased to $50,735 for the three months ended June 30, 2023, from $69,909 for the three months ended June 30, 2022. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2023 rose to $54,826 from $48,326 for the three months ended June 30, 2022 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended June 30, 2023 decreased to $23,314 from $28,773 for the three months ended June 30, 2022 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Results of Operations

For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022
Oil sales	$968,386	$978,070
Barrels produced	13,265	9,780
Average price/bbl	$73.00	$100.01

Natural gas sales	$379,905	$762,057
Mcf produced	116,661	104,920
Average price/mcf	$3.26	$7.26

Oil and natural gas revenues. Oil and natural gas sales decreased by $391,836, a 23% decrease, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Of this decrease, $264,100 and $420,386 were due to decreases in the average prices of oil and natural gas sold, respectively. The average price fell to $73.00 from $100.01 per barrel (bbl) of oil and to $3.26 from $7.26 per thousand cubic feet (mcf) of natural gas for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Partially offsetting the decrease in sales was an increase of $254,416 and $38,234 in the volumes of oil and natural gas sold, respectively by 3,485 bbls of oil and 11,741 mcf of natural gas for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Lease operations. Lease operating expense during the six months ended June 30, 2023 increased to $476,173 from $369,718 for the six months ended June 30, 2022 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes decreased to $99,889 for the six months ended June 30, 2023, from $127,602 for the six months ended June 30, 2022. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2023 rose to $108,046 from $106,331 for the six months ended June 30, 2022 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six months ended June 30, 2023 decreased to $43,186 from $55,340 for the six months ended June 30, 2022 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2023, a 10% change in the price received for oil and natural gas production would have had an approximate $135,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended June 30, 2023, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2023

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.