Form 10-Q
period 2023-09-30
MEWBOURNE ENERGY PARTNERS 09-A, L.P.
filed 2023-11-14
CIK 1462103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash	$54,493	$212,897
Accounts receivable, affiliate	430,558	530,257
Prepaid state taxes	13,938	6,818
Total current assets	498,989	749,972

Oil and gas properties at cost, full-cost method	63,720,060	63,751,074
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(62,089,372)	(62,024,137)
	1,630,688	1,726,937

Total assets	$2,129,677	$2,476,909

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$147,920	$187,235
Total current liabilities	147,920	187,235

Asset retirement obligation	1,237,955	1,200,175
Total liabilities	1,385,875	1,387,410

Partners' capital	743,802	1,089,499

Total liabilities and partners' capital	$2,129,677	$2,476,909

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Oil sales	$451,368	$1,247,568	$1,419,754	$2,225,638
Natural gas sales	176,573	656,041	556,478	1,418,098
Total revenues	627,941	1,903,609	1,976,232	3,643,736

Expenses:
Lease operating expense	270,013	212,742	746,186	582,460
Production taxes	46,468	150,536	146,357	278,138
Administrative and general expense	47,989	73,711	156,035	180,042
Depreciation, depletion, and amortization	22,049	37,785	65,235	93,125
Asset retirement obligation accretion	12,311	11,749	36,908	35,497
Total expenses	398,830	486,523	1,150,721	1,169,262

Net income	$229,111	$1,417,086	$825,511	$2,474,474

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$789,691	$1,147,013	$1,089,499	$1,122,862

Cash distributions	(275,000)	(575,000)	(1,171,208)	(1,608,237)
Net income	229,111	1,417,086	825,511	2,474,474

Ending balance	$743,802	$1,989,099	$743,802	$1,989,099

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 09-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$825,511	$2,474,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	65,235	93,125
Asset retirement obligation accretion	36,908	35,497
Plugging and abandonment cost paid from asset retirement obligation	—	(14,056)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	99,699	(1,189,041)
Prepaid state taxes	(7,120)	(4,753)
Accounts payable, affiliate	(39,315)	70,825
Net cash provided by operating activities	980,918	1,466,071

Cash flows from investing activities:
Sale of leasehold, oil and gas operator credits	62,504	90,981
Development of oil and gas properties	(30,618)	(1,708)
Net cash provided by investing activities	31,886	89,273

Cash flows from financing activities:
Cash distributions to partners	(1,171,208)	(1,608,237)
Net cash used in financing activities	(1,171,208)	(1,608,237)

Net decrease in cash	(158,404)	(52,893)
Cash, beginning of period	212,897	109,831

Cash, end of period	$54,493	$56,938

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$872	$2,502

Changes to oil and gas properties included in accounts payable, affiliate	$—	$275

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. As of September 30, 2023 and 2022, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the nine months ended September 30, 2023 or 2022.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

	2023	2022
Balance, beginning of period	$1,200,175	$1,162,293
Liabilities incurred	872	2,156
Liabilities reduced due to settlements and plugging and abandonments	—	(11,554)
Accretion expense	36,908	47,280
Balance, end of period	$1,237,955	$1,200,175

4.	Oil and Natural Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2023 or 2022. The Partnership cannot ensure that such losses will not occur in the future.

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

Additionally, the ongoing conflict and the continuation of, or any increase in the severity of, the conflict between Russia, Ukraine, and Israel has led and may continue to lead to an increase in the volatility of global oil and natural gas prices.

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

Additionally, the ongoing conflict and the continuation of, or any increase in the severity of, the conflict between Russia, Ukraine, and Israel has led and may continue to lead to an increase in the volatility of global oil and natural gas prices.

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $351,069 as of September 30, 2023.

During the nine months ended September 30, 2023, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,171,208 as compared to $1,608,237, for the nine months ended September 30, 2022. Since inception, the Partnership has made distributions of $78,124,404, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022
Oil sales	$451,368	$1,247,568
Barrels produced	5,619	13,305
Average price/bbl	$80.33	$93.77

Natural gas sales	$176,573	$656,041
Mcf produced	58,164	74,290
Average price/mcf	$3.04	$8.83

Oil and natural gas revenues. Oil and natural gas sales decreased by $1,275,668, a 67% decrease, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Of this decrease, $178,792 and $430,513 was due to a decrease in the average price of oil and natural gas sold, respectively. The average price fell to $80.33 from $93.77 per barrel (bbl) of oil and to $3.04 from $8.83 per mcf of natural gas for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Also contributing to the decrease in revenue were $617,408 and $48,955 from decreases in the volumes of oil and natural gas sold, respectively, by 7,686 bbls of oil and 16,126 thousand cubic feet (mcf), for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Lease operations. Lease operating expense during the three months ended September 30, 2023 increased to $270,013 from $212,742 for the three months ended September 30, 2022 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes decreased to $46,468 for the three months ended September 30, 2023, from $150,536 for the three months ended September 30, 2022. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2023 fell to $47,989 from $73,711 for the three months ended September 30, 2022 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended September 30, 2023 decreased to $22,049 from $37,785 for the three months ended September 30, 2022 due to decreased production of oil and natural gas.

Results of Operations

For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
Oil sales	$1,419,754	$2,225,638
Barrels produced	18,884	23,085
Average price/bbl	$75.18	$96.41

Natural gas sales	$556,478	$1,418,098
Mcf produced	174,825	179,210
Average price/mcf	$3.18	$7.91

Oil and natural gas revenues. Oil and natural gas sales decreased by $1,667,504, a 46% decrease, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Of this decrease, $490,041 and $847,662 were due to decreases in the average prices of oil and natural gas sold, respectively. The average price fell to $75.18 from $96.41 per barrel (bbl) of oil and to $3.18 from $7.91 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Also contributing to the decrease in sales were $315,843 and $13,958 from decreases in the volumes of oil and natural gas sold, respectively, by 4,201 bbls of oil and 4,385 mcf of natural gas for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Lease operations. Lease operating expense during the nine months ended September 30, 2023 increased to $746,186 from $582,460 for the nine months ended September 30, 2022 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes decreased to $146,357 for the nine months ended September 30, 2023, from $278,138 for the nine months ended September 30, 2022. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2023 fell to $156,035 from $180,042 for the nine months ended September 30, 2022 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the nine months ended September 30, 2023 decreased to $65,235 from $93,125 for the nine months ended September 30, 2022 due decreased oil and gas production

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2023, a 10% change in the price received for oil and natural gas production would have had an approximate $198,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s disclosure controls and procedures have been designed to ensure that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including MD’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for accurate and timely decisions regarding required disclosure. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases.

MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financing Reporting Existing as of September 30, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2023 as management did not maintain effective controls over the financial close process. Specifically, management did not maintain appropriate evidence to support the timely operation of certain financial statement close process review controls.

This material weakness did not result in any material misstatement of our financial statements for the prior periods presented, but it could lead to a material misstatement of account balances or disclosures that may not be timely prevented or detected in the future. Accordingly, management has concluded that this deficiency constitutes a material weakness.

Remediation Plan for the Material Weakness

To remediate the identified material weakness, we will enhance the design of our financial statement close review controls to support timely review. This includes enhanced monitoring of control activities over the financial reporting close process.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weakness or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weakness will not be considered remediated until management completes the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above and the ongoing remediation of such material weakness, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 09-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2023

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.